Form 10QSB
period 1996-03-31
PINNACLE FINANCIAL CORP
filed 1996-05-15
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 29549
                          ----------------------

                               FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File Number 33-67528
                       --------

                      PINNACLE FINANCIAL CORPORATION
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Georgia                                 58-1538862
- - -------------------------------              ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization                Identification Number)


884 Elbert Street,
P.O. Box 430, Elberton, Georgia                   30635-0430
- - ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code: (706) 283-2854
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes X    No
                   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  As of April 30, 1996 there were 768,000 shares of common stock outstanding.
  ---------------------------------------------------------------------------

                      PINNACLE FINANCIAL CORPORATION


                                  INDEX


                                                               Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Position at
          March 31, 1996 and December 31, 1995                      1

          Consolidated Statements of Income for the Three
          Months ended March 31, 1996 and 1995                      2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995                3

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                                 6


PART II -      OTHER INFORMATION                                   11



                                    I

                      PINNACLE FINANCIAL CORPORATION

                      PART I - FINANCIAL INFORMATION

                      Item 1.   Financial Statements





                                    II

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1996 AND DECEMBER 31, 1995
                               (Unaudited)

                                                                           March 31,          December 31,
                                                                            1996                 1995
                                                                           --------           -----------
Assets
- - ------
   Cash and due from banks                                                 $7,169,431          $6,079,376
   Federal funds sold                                                       4,414,160           8,062,879

   Securities available for sale                                           82,434,935          77,875,874

   Loans, net of allowance for credit losses
     of $1,710,327 and $1,828,722, respectively                           122,217,705         119,637,013

   Premises and equipment                                                   4,716,009           4,766.974
   Accrued interest receivable                                              2,680,678           2,514,723
   Foreclosed real estate                                                     566,336             584,523
   Other assets                                                             1,210,069           1,123,889
                                                                          -----------         -----------
     Total assets                                                        $225,409,323        $220,645,251
                                                                         ============        ============

Liabilities
- - -----------

   Demand deposits                                                        $29,168,801        $30,196,769
   Savings and NOW deposits                                                61,607,533         61,403,287
   Other time deposits                                                    101,484,887         96,318,071
                                                                          -----------         -----------
         Total deposits                                                   192,261,221        187,918,127

   Accrued interest and other liabilities                                   2,475,898          2,267,921
                                                                          -----------         -----------
     Total liabilities                                                    194,737,119        190,186,048
                                                                          -----------         -----------
Shareholders' equity
- - --------------------

   Common stock, $10 par value; 5,000,000 shares
     authorized, 768,000 shares issued and outstanding                     7,680,000           7,680,000
   Capital surplus                                                         7,280,000           7,280,000
   Retained earnings                                                      15,264,590          14,589,472
   Net unrealized appreciation on securities available for sale,
     net of taxes of $230,589 and $468,649, respectively                     447,614             909,731
                                                                          -----------         -----------
     Total shareholders' equity                                           30,672,204          30,459,203
                                                                          -----------         -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $225,409,323        $220,645,251
                                                                         ============        =============

The accompanying notes are an integral part of these financial statements.

                            PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                     (Unaudited)

                                                                           YTD                      YTD
                                                                           March 31,                March 31,
                                                                             1996                     1995
                                                                           ---------                ---------
Interest income
- - ---------------
    Loans                                                                  $3,200,327               $2,997,906
    Securities available for sale                                           1,186,465                1,075,001
    Federal funds sold                                                         98,564                   41,856
                                                                            ---------                ---------
      Total interest income                                                 4,485,356                4,114,763
                                                                            ---------                ---------
Interest expense
- - ----------------
    Deposits                                                                1,767,118                1,510,049
                                                                            ---------                ---------
      Total interest expense                                                1,767,118                1,510,049
                                                                            ---------                ---------

Net interest income                                                         2,718,238                2,604,714
- - -------------------
    Provision for credit losses                                               171,000                   75,000
                                                                            ---------                ---------
      Net interest income after provision for credit losses                 2,547,238                2,529,714
                                                                            ---------                ---------
Other income
- - ------------
    Service charges on deposit accounts                                       322,340                  292,995
    Other service charges and fees                                            101,868                  119,718
    Other income                                                               37,917                   39,999
                                                                            ---------                ---------

      Total other income                                                      462,125                  452,712
                                                                            ---------                ---------
Other expenses
- - --------------
    Salaries and employee benefits                                            930,294                  870,183
    Occupancy expense                                                         229,013                  209,974
    Net realized losses on sales of securities available for sale                   0                   17,280
    Other expenses                                                            426,378                  468,514
                                                                            ---------                ---------

      Total other expenses                                                  1,585,685                1,565,951
                                                                            ---------                ---------
Income before income taxes                                                  1,423,678                1,416,475
Income tax expense                                                            426,000                  380,000
                                                                            ---------                ---------
Net income                                                                   $997,678                1,036,475
- - ----------                                                                  =========                =========

Net income per share of common stock                                            $1.30                    $1.35
                                                                                =====                    =====

Average shares outstanding                                                    768,000                  768,000
                                                                              =======                  =======

The accompanying notes are an integral part of these financial statements.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                  (Unaudited)

                                                                               March 31,     March 31,
                                                                                 1996           1995

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                      $997,678     $1,036,475
Adjustments to reconcile net income to net
    Cash provided by operating activities:
      Depreciation and amortization                                               99,485       105,070
      Provision for credit losses                                                171,000        75,000
      Deferred income taxes                                                        ----          ----
      Net realized losses on securities available for sale                             0       (17,280)
      Increase in accrued interest and other assets                             (252,135)      (68,159)
      Increase (Decrease) in accrued expenses and other liabilities              283,977        (4,577)
                                                                              ----------    -----------
      Total adjustments                                                          302,327        90,054
                                                                              ----------    ----------
Net cash provided by operating activities                                      1,300,005     1,126,529
                                                                              ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                  3,648,719    (4,190,000)
Purchase of securities available for sale                                    (11,452,559)   (1,523,550)
Proceeds from sales of securities available for sale                                   0     1,713,290
Proceeds from maturities of securities available for sale                      6,278,568     3,916,170
Net increase in loans                                                         (2,656,692)   (2,698,655)
Purchases of premises and equipment                                              (48,520)      (44,121)
                                                                             -----------   -----------
Net cash used by investing activities                                         (4,230,484)   (2,826,866)
                                                                             -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand deposits,
    Savings and NOW deposit accounts                                            (823,722)    1,967,749
Net increase in time deposits                                                  5,166,816     1,751,263
Net decrease in federal funds purchased                                                0      (540,000)
Dividends paid                                                                  (322,560)     (307,200)
                                                                             -----------   ------------

Net cash provided by financing activities                                      4,020,534     2,871,812
                                                                             -----------   ------------

Net increase in cash and due from banks                                        1,090,055     1,171,475
Cash and cash equivalents at January 1                                         6,079,376     7,320,285
                                                                             -----------   -----------

Cash and cash equivalents at March 31                                         $7,169,431    $8,491,760
                                                                             ===========   ===========

Interest paid                                                                 $1,831,633    $4,634,033
                                                                             ===========   ===========

Income taxes paid                                                                    $0       $330,000
                                                                                     ==       ========

The accompanying notes are an integral part of these financial statements.

                             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

(1) BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of Pinnacle
Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, First National Bank in Elberton and Tri-County Bank of
Royston. All significant intercompany accounts have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

(2) INVESTMENT SECURITIES
    As of December 31, 1994, the Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All investment securities are classified as available-for-sale and are recorded at their estimated fair market values in accordance with the provision of FAS No.
115. From time to time, the Company may decide to sell certain securities prior to maturity for liquidity, tax planning and other valid business purposes. Gains and losses are determined using the specific identification method when securities are sold.

(3) INCOME TAXES
    Deferred income taxes are recorded as required by FAS No. 109, "Accounting for Income Taxes", using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities.

(4) ACCOUNTING FOR IMPAIRED LOANS
    FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $910,000 as of March 31, 1996 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $306,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.





ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and
Results of Operations of Pinnacle analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the results of its two subsidiary banks, First National
Bank in Elberton and Tri-County Bank of Royston.

     Pinnacle continues to weigh the merits of additional business combinations while maintaining a focus on its general mission to responsibly serve the needs of its customers and communities and to enhance profit potential and shareholder value. First National filed an application with the Southeastern District office of the Comptroller of the Currency on May 8, 1996 to establish a branch office in Hartwell, Georgia after July 1, 1996 as allowed by Section 12 U.S.C. 36(c) and
Georgia statutes Sections O.C.G.A. 7-1-601, 7-1-602 and 7-1-394.

     For a comprehensive presentation of Pinnacle's financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements and accompanying disclosures. All amounts throughout this section are rounded to the nearest 1,000 dollars, the nearest .1 million dollars and to the nearest .1 percent to represent approximations of reported amounts.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At March 31, 1996, 32.8% of the investment securities portfolio had maturity dates within the next year and an additional 56.6% matures within the next 5 years. During the first three months of 1996, federal funds sold averaged $7.1 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

     Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At March 31, 1996, liquidity ratios were: Pinnacle
45.3%, First National 51.0% and Tri-County Bank 37.7%.

     Yields on interest bearing assets averaged 8.6% for the current quarter compared to 8.0% for the same period the year before. Total interest bearing assets increased by $15.8 million or 8.2% for the current period when compared with the quarter ended March 31, 1995.
Average net loans increased $6.0 million or 5.3% in the three months ended March 31, 1996 from the same 1995 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for First National were $65.8 million while Tri-County Bank's average net loans were $54.8 million.

     Only minor changes occurred in other real estate owned during the first three months of 1996, resulting in $566,000 held at March 31, 1996 compared to $585,000 at December 31, 1995. Non-performing loans totaled
$780,000 as of March 31, 1996 representing .6% of total loans at March
31, 1996 compared to $621,000 at December 31, 1995, which represented .5% of total loans at that date. Accrued interest as of March 31, 1996 on non-performing loans totaled $24,000 which is not reported as income.
Non-performing loans at March 31, 1996 are classified as: real estate, $648,000; other collateralized loans, $118,000; and unsecured, $14,000.

     Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source.
Deposits increased $4.4 million to $192.3 million at March 31, 1996 from $187.9 million at December 31, 1995, due primarily to normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits decreased $1.0 million to $29.2 million compared to December 31, 1995 balance of $30.2 million. Interest bearing deposits increased $5.4 million at March 31, 1996.

     Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first three months of 1996 from December 31, 1995 levels by $2.6 million and investment securities increased $4.5 million from December 31, 1995 levels. This reflected a decision by management to maximize interest income by purchasing investments with higher yields than federal funds.

     Shareholders' equity increased $.2 million to $30.7 million at March
31, 1996 from $30.5 million at December 31, 1995. Earnings retained during the three months amounted to $675,000 and equity was decreased
$462,000 as a result of a decline in net unrealized gains during the first three months due to a decline in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

     Pinnacle continues to maintain adequate capital ratios (see "Risk
Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital,

as measured by its average equity to average assets ratio, of 13.8% during the first three months of 1996, compared to 13.4% for the year which ended December 31, 1995.

     Management is not aware of any known trends, events or uncertainties that are reasonably likely to have a material effect on the registrants liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS

     Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

     Net interest income in the three months ended March 31, 1996 increased 4.4% as a result of more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $257,000 or 17.0% while interest income increased $371,000 or 9.0% in the three months ended March 31, 1996 compared to the same period the year before.

     The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided
$171,000 for loan losses in the three months ended March 31, 1996 and $75,000 for the same period in 1995. Pinnacle experienced loan charge-offs in the three months ended March 31, 1996 of $312,000 compared to $131,000 in the same period in 1995. Management charged off a large loan totaling $258,000 and subsequently increased the provision for possible loan losses to a level which management deems adequate based on their review of the portfolio. This large charge-off does not indicate a trend or uncertainty which management reasonably expects will materially impact future operational results. The allowance for loan losses remained $1.7 million at March 31, 1996 as it was at March 31, 1995. Pinnacle's allowance for loan losses represents 1.4% of total loans outstanding at March 31, 1996. Its net charge-offs were $289,000 during the three months ended March 31, 1996 and $103,000 during the same period in 1995.

     Other operating expenses for Pinnacle during the three months ended
March 31, 1996 of $1.6 million remained the same as 1995 levels.

     Pinnacle's income tax expense increased $46,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 29.9% is an increase of 3.1% over the quarter in 1995.

     Results of operations can be measured by various ratio analyses.
Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended
March 31, 1996 was $1.0 million and represents annualized returns of 12.9% on average shareholders' equity and 1.9% on average assets.
Comparable amounts during the same period of 1995 were $1.0 million, 15.9% and 2.0%, respectively. As detailed in previous paragraphs, the decrease in net income of $39,000 was primarily due to the increase in allowance for loan losses.

     Dividends declared during the first three months of 1996 increased
$.02 per share to $.42 from $.40 per share during the same period of 1995.





,The following tables present Pinnacle's Regulatory capital position at March 31, 1996:


                                                        (Rounded to the nearest thousand)


Total Risk Adjusted Assets                                          $135,093

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                5.68%
     Surplus                                                            7,280                5.39%
     Retained Earnings                                                 15,265               11.30%
        Less: Goodwill                                                      0                0.00%
                                                                      -------               ------
     Total Tier 1 capital                                              30,225               22.37%
     Tier 1 minimum requirement                                         5,404                4.00%
                                                                      -------               ------
     Excess (shortfall)                                               $24,821               18.37%
                                                                      ========              =====

TIER 2 CAPITAL
     Tier 1 from above                                                $30,225               22.37%
     Subordinated Debentures                                                0               0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                         1,689                1.25%
                                                                      -------               ------
     Total Tier 2 capital                                              31,914               23.62%
     Tier 2 minimum requirement                                        10,808                8.00%
                                                                      -------               ------
     Excess (shortfall)                                               $21,106               15.62%
                                                                      =======               ======

LEVERAGE RATIO
     Tier 1 capital                                                   $30,225                14.42%
     Minimum requirement                                                6,289                 3.00%
                                                                      -------                ------
     Excess (shortfall)                                               $23,936                11.42%
                                                                      =======                ======

Average total assets, net of goodwill                                $209,617
                                                                     ========

                      PINNACLE FINANCIAL CORPORATION

                                 PART II


ITEM 1.     LEGAL PROCEEDINGS

           Pinnacle is not aware of any material pending legal proceedings to which Pinnacle or any of its subsidiaries is a party or to which any of their property is subject.


ITEM 2.     CHANGES IN SECURITIES

            None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On March 19, 1996 the Registrant held its annual meeting of Shareholders at which the following directors were elected for one year terms:

     L. Jackson McConnell               James E. Purcell
     Lint W. Eberhardt                  Maurice Bond
     C. Lewis Shurbutt                  Anderson Dilworth
     William F. Grant                   H. Thomas Brown
     Charles Bradshaw

           597,011 of the Registrant's outstanding shares (78%) were cast in favor of each of the Directors other than William F. Grant. 595,991 of the Registrant's outstanding shares (78%) were case in favor of Mr. Grant, and the holder of 1,020 shares (less than 1%) abstained from voting with respect to the election of Mr. Grant.

           There were no shares cast against any of the directors.

           There were no broker non-votes cast.

ITEM 5.     OTHER INFORMATION

            None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits - Exhibit 27 - Financial Data Schedule.
            (b) Reports on Form 8-K - None.

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PINNACLE FINANCIAL CORPORATION


Date: May 9, 1996        By: /s/ L. Jackson McConnell
                             L. Jackson McConnell
                             Chairman and Chief Executive Officer
                             (Principal Executive and Financial Officer)