Form 10QSB
period 1996-06-30
PINNACLE FINANCIAL CORP
filed 1996-08-14
CIK 910678

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 29549


                               FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

Commission File Number 33-67528
                       --------

                      PINNACLE FINANCIAL CORPORATION
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                  Georgia                    58-1538862
- -------------------------------    -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization                  Number)


884 Elbert Street,
P.O. Box 430, Elberton, Georgia                   30635-0430
- ---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code: (706) 283-2854
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes X    No
                    --
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF JULY 31, 1996 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.

                      PINNACLE FINANCIAL CORPORATION


                                  INDEX


                                                              Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Position at
          June 30, 1996 and December 31, 1995                    1

          Consolidated Statements of Income for the Three
          Months ended June 30, 1996 and 1995                    2

          Consolidated Statements of Income for the Six
          Months ended June 30, 1996 and 1995                    3

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995                4

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                              6


PART II -      OTHER INFORMATION                                 12





                                    I

                      PINNACLE FINANCIAL CORPORATION

                      PART I - FINANCIAL INFORMATION

                      Item 1.   Financial Statements






                                    II

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                   JUNE 30, 1996 AND DECEMBER 31, 1995
                                               (Unaudited)

                                                                       JUNE 30,          DECEMBER 31,
                                                                         1996               1995
ASSETS
       Cash and due from banks                                        $8,585,535           $6,079,376
       Federal funds sold                                              2,350,331            8,062,879

       Securities available for sale                                  86,278,507           77,875,874

       Loans, net of allowance for credit losses
         of $1,710,327 and $1,828,722 respectively                   123,206,155          119,637,013

       Premises and equipment                                          4,905,347            4,766,974
       Accrued interest receivable                                     2,769,316            2,514,723
       Foreclosed real estate                                            546,725              584,523
       Other assets                                                    1,471,781            1,123,889
                                                                    ------------         ------------

         Total assets                                               $230,113,697         $220,645,251
                                                                    ============         ============

LIABILITIES
       Demand deposits                                               $31,939,995           $30,196,769
       Savings and NOW deposits                                       63,727,106            61,403,287
       Other time deposits                                           101,578,931            96,318,071
                                                                     -----------           -----------

         Total deposits                                              197,246,032           187,918,127
                                                                     ===========           ===========
       Accrued interest and other liabilities                          1,751,945             2,267,921

         Total liabilities                                           198,997,977           190,186,048

SHAREHOLDERS' EQUITY
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding             7,680,000             7,680,000
       Capital surplus                                                 7,280,000             7,280,000
       Retained earnings                                              16,180,381            14,589,472
       Net unrealized appreciation on securities
         available for sale, net of taxes of ($12,704)
         and $468,649 respectively                                       (24,661)              909,731
                                                                     -----------           -----------

         Total shareholders' equity                                   31,115,720            30,459,203
                                                                    ------------          ------------

        Total liabilities and shareholders' equity                  $230,113,697          $220,645,251
                                                                    ============          ============

 The accompanying notes are an integral part of these financial statements.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                               (Unaudited)

                                                                           THREE MONTHS           THREE MONTHS
                                                                              ENDED                   ENDED
                                                                             JUNE 30,                JUNE 30,
                                                                                1996                   1995
INTEREST INCOME
       Loans                                                                 $3,243,074              $3,136,994
       Securities available for sale                                          1,292,041               1,059,177
       Federal funds sold                                                        58,719                 100,563
                                                                             ----------              ----------
         Total interest income                                                4,593,834               4,296,734
                                                                             ----------              ----------
INTEREST EXPENSE
       Deposits                                                               1,791,952               1,639,777
                                                                             ----------              ----------
         Total interest expense                                               1,791,952               1,639,777
                                                                             ----------              ----------

NET INTEREST INCOME                                                           2,801,882               2,656,957
       Provision for credit losses                                               88,300                  85,000
                                                                             ----------              ----------
         Net interest income after provision for credit losses                2,713,582               2,571,957
                                                                             ----------              ----------
OTHER INCOME
       Service charges on deposit accounts                                      320,048                 289,818
       Other service charges and fees                                           104,012                  66,714
       Net realized gains on sales of securities available for sale               2,286                       0
       Other income                                                              58,003                 109,364
                                                                             ----------              ----------
         Total other income                                                     484,349                 465,896
                                                                             ----------              ----------
OTHER EXPENSES
       Salaries and employee benefits                                           915,555                 897,598
       Occupancy expense                                                        216,722                 209,548
       Net realized losses on sales of securities available for sale                  0                   5,184
       Other expenses                                                           377,302                 478,928
                                                                             ----------              ----------
         Total other expenses                                                 1,509,579               1,591,258
                                                                             ----------               ----------
Income before income taxes                                                    1,688,352               1,446,595
Income tax expense                                                              450,000                 392,750
                                                                             ----------               ----------

NET INCOME                                                                   $1,238,352               1,053,845
                                                                             ==========               ==========

Net income per share of common stock                                              $1.61                   $1.37
                                                                                  =====                   =====

Average shares outstanding                                                      768,000                 768,000
                                                                                =======                 =======

    The accompanying notes are an integral part of these financial statements.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                   (Unaudited)

                                                                                YTD                      YTD
                                                                             June 30,                 June 30,
                                                                                1996                      1995
INTEREST INCOME
       Loans                                                                  $6,443,401             $6,134,900
       Securities available for sale                                           2,478,506              2,134,178
       Federal funds sold                                                        157,283                142,419
                                                                              ----------             ----------

         Total interest income                                                 9,079,190              8,411,497
                                                                              ----------             ----------
INTEREST EXPENSE
       Deposits                                                                3,559,070              3,149,826
                                                                              ----------             ----------

         Total interest expense                                                3,559,070              3,149,826
                                                                              ----------             ----------

NET INTEREST INCOME                                                            5,520,120              5,261,671
       Provision for credit losses                                               259,300                160,000
                                                                              ----------             ----------

         Net interest income after provision for credit losses                 5,260,820              5,101,671
                                                                              ----------             ----------

OTHER INCOME
       Service charges on deposit accounts                                       642,388                582,813
       Other service charges and fees                                            205,880                186,432
       Net realized gains on sales of securities available for sale                2,286                      0
       Other income                                                               95,920                149,363
                                                                              ----------             ----------

         Total other income                                                      946,474                918,608
                                                                              ----------             ----------
OTHER EXPENSES
       Salaries and employee benefits                                          1,845,849              1,767,781
       Occupancy expense                                                         445,735                419,522
       Net realized losses on sales of securities available for sale                   0                 22,464
       Other expenses                                                            803,680                947,441
                                                                              ----------             ----------

         Total other expenses                                                  3,095,264              3,157,208
                                                                              ----------             ----------

Income before income taxes                                                     3,112,030              2,863,069
Income tax expense                                                               876,000                772,750
                                                                              ----------             ----------

Net income                                                                    $2,236,030             $2,090,319
                                                                              ==========             ==========

Net income per share of common stock                                               $2.91                  $2.72
                                                                                   =====                  =====

Average shares outstanding                                                       768,000                768,000
                                                                                 =======                =======

 The accompanying notes are an integral part of these financial statements.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                               (Unaudited)

                                                                                      JUNE 30,         JUNE 30,
                                                                                        1996             1995
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                           $2,236,030        $2,090,319
Adjustments to reconcile net income to net
    Cash provided by operating activities:
         Depreciation and amortization                                                  198,756           207,467
         Provision for credit losses                                                    259,300           160,000
         Deferred income taxes                                                            ----              ----
         Net realized (gains) losses on securities available for sale                     2,286           (22,464)
         (Increase) decrease in accrued interest and other assets                      (602,485)          155,309
         Increase (decrease) in accrued expenses and other liabilities                 (515,976)          222,594
                                                                                    -----------       -----------
         Total adjustments                                                             (658,119)          722,906
                                                                                    -----------       -----------
Net cash provided by operating activities                                             1,577,911         2,813,225
                                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                         5,712,548        (1,820,000)
Purchase of securities available for sale                                           (25,029,421)      (10,410,543)
Proceeds from sales of securities available for sale                                    500,000         3,509,828
Proceeds from maturities of securities available for sale                            15,227,907         6,835,000
Net increase in loans                                                                (3,828,442)       (2,127,433)
Purchases of premises and equipment                                                    (337,129)         (106,424)
                                                                                    -----------       -----------

Net cash used by investing activities                                                (7,754,537)       (4,119,572)
                                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                               4,067,045          (377,911)
Net increase in time deposits                                                         5,260,860         4,186,744
Net decrease in federal funds purchased                                                       0          (540,000)
Dividends paid                                                                         (645,120)         (614,400)
                                                                                    -----------       -----------

Net cash provided by financing activities                                             8,682,785         2,654,433
                                                                                    -----------       -----------

Net increase in cash and due from banks                                               2,506,159         1,348,086
Cash and cash equivalents at January 1                                                6,079,376         7,320,285
                                                                                    -----------       -----------

Cash and cash equivalents at June 30                                                 $8,585,535        $8,668,371
                                                                                     ==========        ==========

Interest paid                                                                        $3,704,732        $3,161,502
                                                                                     ==========        ==========

Income taxes paid                                                                      $898,258          $699,848
                                                                                       ========          ========

  The accompanying notes are an integral part of these financial statements.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

(1)  BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, First National Bank in Elberton and Tri-County Bank of Royston. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS
     FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $794,000 as of June 30, 1996 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $306,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

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

          Pinnacle continues to weigh the merits of additional business combinations while maintaining a focus on its general mission to responsibly serve the needs of its customers and communities and to enhance profit potential and shareholder value. First National received approval from the Southeastern District office of the Comptroller of the Currency to establish a full service branch office at 135 E. Franklin Street, Hartwell, Georgia after July 1, 1996 as allowed by Section 12 U.S.C. 36 and Georgia statutes Sections O.C.G.A. 7-1-601, 7-1-602 and 7-1-394. Tri-County Bank of Royston has received approval from the Georgia
Department of Banking and the Federal Deposit Insurance Corporation to open a full service branch at 5784 West Avenue, Lavonia, Georgia. It is expected that both of these locations will be opening within the next sixty days.

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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At June 30, 1996, 26.5% of the investment securities portfolio had maturity dates within the next year and an additional 60.6% matures within the next 5 years. During the first six months of 1996, federal funds sold averaged $5.8 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At June 30, 1996, liquidity ratios were: Pinnacle 44.8%, First National 49.8% and Tri-County Bank 37.4%.

       Average yields on interest bearing assets remained 8.7% for the current quarter compared to the same period the year before. Total interest bearing assets increased by $13.2 million or 6.7% for the current period when compared with the quarter ended June 30, 1995. Average net loans increased $2.8 million or 2.4% in the three months ended June 30, 1996 from the same 1995 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for First National were $68.3 million while Tri-County Bank's average net loans were $55.4 million.

          Average yields on interest bearing assets remained 8.6% for the six month period ended June 30, 1996 compared to the average for the same period the year before. Total interest bearing assets increased by $16.8 million or 8.6% for the current period when compared with the six month period ended June 30, 1995. Average net loans increased $3.3 million or 2.8% in the six months ended June 30, 1996 from the same 1995 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for First National were $68.1 million while Tri-County Bank's average net loans were $55.5 million.

          Only minor changes occurred in other real estate owned during the first six months of 1996, resulting in $547,000 held at June 30, 1996 compared to $585,000 at December 31, 1995. Non-performing loans totaled $494,000 as of June 30, 1996 representing .4% of total loans at June 30, 1996 compared to $621,000 at December 31, 1995, which represented .5% of total loans at that date. Accrued interest as of June 30, 1996 on non-performing loans totaled $24,000 which is not reported as income. Non-performing loans at June 30, 1996 are classified as: real estate, $387,000; other collateralized loans, $100,000; and unsecured, $7,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $9.3 million to $197.2 million at June 30, 1996 from $187.9 million at December 31, 1995, due primarily to normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits increased $1.7 million to $31.9 million compared to December 31, 1995 balance of $30.2 million. Interest bearing deposits increased $7.6 million at June 30, 1996.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first six months of 1996 from December 31, 1995 levels by $2.5 million and investment securities increased $8.4 million from December 31, 1995 levels. This reflected a decision by management to maximize interest income by purchasing investments with higher yields than federal funds.

          Shareholders' equity increased $.6 million to $31.1 million at June 30, 1996 from $30.5 million at December 31, 1995. Earnings retained during the six months amounted to $1.6 million and equity was decreased $934,000 as a result of a decline in net unrealized gains during the first six months due to a decline in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 13.8% during the first six months of 1996, compared to 13.4% for the year which ended December 31, 1995.

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


RESULTS OF OPERATIONS (FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended June 30, 1996 increased 5.5% as a result of more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $152,000 or 9.3% while interest income increased $297,000 or 6.9% in the three months ended June 30, 1996 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $88,000 for loan losses in the three months ended June 30, 1996 and $85,000 for the same period in 1995. Pinnacle experienced loan charge-offs in the three months ended June 30, 1996 of $56,000 compared to $106,000 in the same period in 1995. The allowance for loan losses increased $17,000 to $1.8 million at June 30, 1996 compared to $1.7 million at June 30, 1995. Pinnacle's allowance for loan losses represents 1.4% of total loans outstanding at June 30, 1996. Its net charge-offs were $42,000 during the three months ended June 30, 1996 and $92,000 during the same period in 1995.

          Other operating expenses for Pinnacle during the three months ended June 30, 1996 decreased $82,000 to $1.5 million from $1.6 million for the same period in the previous year. The reduction in other operating expenses is attributable to the decrease in the insurance premiums paid to the Federal Deposit Insurance Corporation.

          Pinnacle's income tax expense increased $57,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 26.7% is a decrease of .5% over the same quarter in 1995.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 1996 was $1.2 million and represents annualized returns of 15.9% on average shareholders' equity and 2.2% on average assets. Comparable amounts during the same period of 1995 were $1.1 million, 15.7% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $184,000 was primarily due to the increase in the net interest margin and a decrease in the Federal Deposit Insurance Corporation insurance premiums.

          Dividends declared during the three months ended June 30, 1996 increased $.07 per share to $.42 from $.35 per share during the same period of 1995.

RESULTS OF OPERATIONS (FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the six months ended June 30, 1996 increased 4.9% as a result of more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $409,000 or 13.0% while interest income increased $668,000 or 7.9% in the six months ended June 30, 1996 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $259,000 for loan losses in the six months ended June 30, 1996 and $160,000 for the same period in 1995. Pinnacle experienced loan charge-offs in the six months ended June 30, 1996 of $368,000 compared to $245,000 in the same period in 1995. Management charged off a large loan totaling $258,000 in the first quarter and subsequently increased the provision for possible loan losses to a level which management deems adequate based on their review of the portfolio. This large charge-off does not indicate a trend or uncertainty which management reasonably expects will materially impact future operational results. Its net charge-offs were $332,000 during the six months ended June 30, 1996 and $203,000 during the same period in 1995.

          Other operating expenses for Pinnacle during the six months ended June 30, 1996 decreased $62,000 to $3.1 million from $3.2 million for the same period in the previous year. The reduction in other operating expenses is attributable to the decrease in the insurance premiums paid to the Federal Deposit Insurance Corporation.

          Pinnacle's income tax expense increased $103,000 for the six months ended June 30, 1996 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 28.1% is a increase of 1.1% over the same quarter in 1995.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the six months ended June 30, 1996 was $2.2 million and represents annualized returns of 14.4% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1995 were $2.1 million, 15.6% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $146,000 was primarily due to the increase in the net interest margin and a decrease in the Federal Deposit Insurance Corporation insurance premiums.

          Dividends declared during the six months ended June 30, 1996 increased $.09 per share to $.84 from $.75 per share during the same period of 1995.

The following tables present Pinnacle's Regulatory capital position at June 30, 1996:

                    (Rounded to the nearest thousand)


Total Risk Adjusted Assets                                          $139,780

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                 5.49%
     Surplus                                                            7,280                 5.21%
     Retained Earnings                                                 16,180                11.58%
        Less: Goodwill                                                      0                 0.00%
                                                                   ----------              --------
     Total Tier 1 capital                                              31,140                22.28%
     Tier 1 minimum requirement                                         5,591                 4.00%
                                                                   ----------              --------
     Excess (shortfall)                                               $25,549                18.28%
                                                                   ==========              ========

TIER 2 CAPITAL
     Tier 1 from above                                               $31,140                22.28%
     Subordinated Debentures                                               0                 0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                        1,747                1.25%
                                                                   ---------              --------
     Total Tier 2 capital                                             32,887               23.53%
     Tier 2 minimum requirement                                       11,182                 8.00%
                                                                   ---------              --------
     Excess (shortfall)                                              $21,705                15.53%
                                                                   =========              ========

LEVERAGE RATIO
     Tier 1 capital                                                  $31,140                13.80%
     Minimum requirement                                               6,768                 3.00%
                                                                    --------               -------
     Excess (shortfall)                                              $24,372                10.80%
                                                                    ========               =======

Average total assets, net of goodwill                              $225,594
                                                                   ========

                      PINNACLE FINANCIAL CORPORATION

                                 PART II

ITEM 2.  LEGAL PROCEEDINGS

          Pinnacle is not aware of any material pending legal proceedings to which Pinnacle or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 3.  CHANGES IN SECURITIES

          None.

ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 19, 1996 the Registrant held its annual meeting of Shareholders where the following directors were elected at the meeting for one year terms:

          L. Jackson McConnell               James E. Purcell
          Lint W. Eberhardt                  Maurice Bond
          C. Lewis Shurbutt                  Anderson Dilworth
          William F. Grant                   H. Thomas Brown
          Charles Bradshaw

          597,011 shares (78%) were cast in favor of the each of the directors other than William F. Grant. 595,991 shares (78%) were cast in favor of Mr. Grant, and holder of 1020 shares (less than 1%) abstained from voting with respect to the election of Mr. Grant.

          There were no shares cast against any of the directors.

          There were no abstentions or broker non-votes cast.

ITEM 6.  OTHER INFORMATION

          None.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - Exhibit 27 - Financial Data Schedule
          (b) Reports on Form 8-K - None

                                SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PINNACLE FINANCIAL CORPORATION


Date: August 12, 1996          By: /s/ L. Jackson McConnell
                                 -------------------------
                                  L. Jackson McConnell
                      Chairman and Chief Executive Officer
                    (Principal Executive and Financial Officer)