Form 10QSB
period 1996-09-30
PINNACLE FINANCIAL CORP
filed 1996-11-14
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 29549
                          ----------------------

                               FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

Commission File Number 33-67528
                       --------

                      PINNACLE FINANCIAL CORPORATION
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

         Georgia                                 58-1538862
-------------------------------    ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization

884 Elbert Street,
P.O. Box 430, Elberton, Georgia                  30635-0430
---------------------------------------          ----------
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

AS OF OCTOBER 31, 1996 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.

                      PINNACLE FINANCIAL CORPORATION


                                  INDEX


                                                                  Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Position at
          September 30, 1996 and December 31, 1995                    1

          Consolidated Statements of Income for the Three
          Months ended September 30, 1996 and 1995                    2

          Consolidated Statements of Income for the Nine
          Months ended September 30, 1996 and 1995                    3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1995               4

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                                   6


PART II -  OTHER INFORMATION                                         12


                                      I

                      PINNACLE FINANCIAL CORPORATION

                      PART I - FINANCIAL INFORMATION

                      Item 1.   Financial Statements






                                    II
                                 PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                                 (Unaudited)

                                                                         September 30,        December 31,
                                                                             1996                1995

ASSETS
------
    Cash and due from banks                                               $ 7,205,330          $  6,079,376
    Federal funds sold                                                        447,207             8,062,879

    Securities available for sale                                          90,274,015            77,875,874

    Loans, net of allowance for credit losses
      of $1,849,944 and $1,828,722, respectively                          126,454,261           119,637,013

    Premises and equipment                                                  4,961,920             4,766,974
    Accrued interest receivable                                             2,810,983             2,514,723
    Foreclosed real estate                                                    469,382               584,523
    Other assets                                                            1,607,168             1,123,889
                                                                          -----------           -----------
      Total assets                                                       $234,230,266          $220,645,251
                                                                          ===========           ===========

LIABILITIES
-----------
    Demand deposits                                                      $ 32,574,260          $ 30,196,769
    Savings and NOW deposits                                               61,462,562            61,403,287
    Other time deposits                                                   106,159,335            96,318,071
                                                                          -----------           -----------
      Total deposits                                                      200,196,157           187,918,127

    Accrued interest and other liabilities                                  2,004,378             2,267,921
                                                                          -----------           -----------
      Total liabilities                                                   202,200,535           190,186,048
                                                                          -----------           -----------

SHAREHOLDERS' EQUITY
--------------------

    Common stock, $10 par value; 5,000,000 shares
      authorized, 768,000 shares issued and outstanding                     7,680,000             7,680,000
    Capital surplus                                                         7,280,000             7,280,000
    Retained earnings                                                      17,028,748            14,589,472
    Net unrealized appreciation on securities available for sale,
      net of taxes of $21,112 and $468,649, respectively                       40,983               909,731
                                                                          -----------           -----------
      Total shareholders' equity                                           32,029,731            30,459,203
                                                                          -----------           -----------
     Total liabilities and shareholders' equity                          $234,230,266          $220,645,251
                                                                          ===========           ===========

The accompanying notes are an integral part of these financial statements.

                            PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                (Unaudited)

                                                                            THREE MONTHS           THREE MONTHS
                                                                               ENDED                  ENDED
                                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                                                1996                   1995

INTEREST INCOME
---------------
       Loans                                                                 $3,288,006              $3,176,132
       Securities available for sale                                          1,355,365               1,099,656
       Federal funds sold                                                        40,629                  69,308
                                                                              ---------               ---------
         Total interest income                                                4,684,000               4,345,096
                                                                              ---------               ---------
INTEREST EXPENSE
----------------
       Deposits                                                               1,811,539               1,697,150
                                                                              ---------               ---------

         Total interest expense                                               1,811,539               1,697,150
                                                                              ---------               ---------

NET INTEREST INCOME                                                           2,872,461               2,647,946
-------------------
       Provision for credit losses                                               75,000                  75,000
                                                                              ---------               ---------

         Net interest income after provision for credit losses                2,797,461               2,572,946
                                                                              ---------               ---------
OTHER INCOME
------------
       Service charges on deposit accounts                                      309,646                 295,032
       Other service charges and fees                                            85,993                  60,206
       Other income                                                              51,514                  33,882
                                                                              ---------               ---------

         Total other income                                                     447,153                 389,120
                                                                              ---------               ---------
OTHER EXPENSES
--------------
       Salaries and employee benefits                                           985,569                 871,080
       Occupancy expense                                                        229,924                 215,998
       Net realized losses on sales of securities available for sale              4,223                  13,829
       Other expenses                                                           412,472                 438,981
                                                                              ---------               ---------

         Total other expenses                                                 1,632,188               1,539,888
                                                                              ---------               ---------

Income before income taxes                                                    1,612,426               1,422,178
Income tax expense                                                              441,500                 385,750
                                                                              ---------               ---------
NET INCOME                                                                   $1,170,926               1,036,428
----------                                                                    =========               =========

Net income per share of common stock                                              $1.52                   $1.35
                                                                                  =====                   =====

Average shares outstanding                                                      768,000                 768,000
                                                                                =======                 =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                     (Unaudited)

                                                                                YTD                   YTD
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                                1996                   1995

INTEREST INCOME
---------------
       Loans                                                               $ 9,731,407             $ 9,311,032
       Securities available for sale                                         3,833,871               3,233,834
       Federal funds sold                                                      197,912                 211,727
                                                                            ----------              ----------
         Total interest income                                              13,763,190              12,756,593
                                                                            ----------              ----------
INTEREST EXPENSE
----------------
       Deposits                                                              5,370,609               4,846,976
                                                                            ----------              ----------

         Total interest expense                                              5,370,609               4,846,976
                                                                            ----------              ----------

NET INTEREST INCOME                                                          8,392,581               7,909,617
-------------------
       Provision for credit losses                                             334,300                 235,000
                                                                            ----------              ----------

         Net interest income after provision for credit losses               8,058,281               7,674,617
                                                                            ----------              ----------
OTHER INCOME
------------
       Service charges on deposit accounts                                     952,034                877,845
       Other service charges and fees                                          291,873                246,638
       Other income                                                            147,434                183,245
                                                                            ----------              ----------

         Total other income                                                  1,391,341              1,307,728
                                                                            ----------              ----------
OTHER EXPENSES
--------------
       Salaries and employee benefits                                        2,831,418               2,638,861
       Occupancy expense                                                       675,659                 635,520
       Net realized losses on sales of securities available for sale             1,937                  36,293
       Other expenses                                                        1,216,152               1,386,423
                                                                            ----------              ----------

         Total other expenses                                                4,725,166               4,697,097
                                                                            ----------              ----------

Income before income taxes                                                   4,724,456               4,285,248
Income tax expense                                                           1,317,500               1,158,500
                                                                            ----------              ----------

NET INCOME                                                                  $3,406,956              $3,126,748
----------                                                                   =========               =========

Net income per share of common stock                                             $4.44                   $4.07
                                                                                  ====                    ====

Average shares outstanding                                                     768,000                  768,000
                                                                               =======                  =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                              (Unaudited)


                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                                  1996                1995

Cash flow from operating activities
Net income                                                                      $3,406,956          $3,126,748
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                             298,134             311,040
         Provision for credit losses                                               334,300             235,000
         Deferred income taxes                                                       ----                ----
         Net realized (gains) losses on securities available for sale               (1,937)            (36,293)
         (Increase) decrease in accrued interest and other assets                 (664,398)            149,072
         Increase (decrease) in accrued expenses and other liabilities            (263,543)            244,069
                                                                                ----------           ---------
         Total adjustments                                                        (297,444)            902,888
                                                                                ----------           ---------

Net cash provided by operating activities                                        3,109,512           4,029,636
                                                                                ----------         -----------
Cash flows from investing activities
Net (increase) decrease in federal funds sold                                    7,615,672          (2,560,000)
Purchase of securities available for sale                                      (34,986,843)        (17,724,857)
Proceeds from sales of securities available for sale                             1,999,066           7,426,967
Proceeds from maturities of securities available for sale                       19,722,825           9,875,000
Net increase in loans                                                           (7,151,548)         (1,416,901)
Purchases of premises and equipment                                               (493,080)           (239,637)
                                                                                ----------         -----------

Net cash used by investing activities                                          (13,293,908)        (4,639,428)
                                                                                ----------         -----------
Cash flows from financing activities
Net increase (decrease) in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                          2,436,766         (1,828,222)
Net increase in time deposits                                                    9,841,264          5,024,406
Net decrease in federal funds purchased                                                  0           (540,000)
Dividends paid                                                                    (967,680)          (921,600)
                                                                                ----------         ----------
Net cash provided by financing activities                                       11,310,350          1,734,584
                                                                                ----------         ----------

Net increase in cash and due from banks                                          1,125,954          1,124,792
Cash and cash equivalents at January 1                                           6,079,376          7,320,285
                                                                                ----------         ----------

Cash and cash equivalents at September 30                                       $7,205,330         $8,445,077
                                                                                 =========          =========

Interest paid                                                                   $5,408,749         $4,675,435
                                                                                 =========          =========

Income taxes paid                                                               $1,405,258         $1,112,848
                                                                                 =========          =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

(1)  BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, First National Bank in Elberton and Tri-County Bank of Royston. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS
     FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $818,000 as of September 30, 1996 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $265,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

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

          Pinnacle continues to weigh the merits of additional business combinations while maintaining a focus on its general mission to responsibly serve the needs of its customers and communities and to enhance profit potential and shareholder value. First National opened a full service branch office at 135
E. Franklin Street, Hartwell, Georgia on September 9, 1996 after receiving approval from the Southeastern District office of the Comptroller of the Currency as allowed by section 12 U.S.C. 36 and Georgia statutes sections O.C.G.A. 7-1-601, 7-1-602 and 7-1-
394. Tri-County Bank of Royston opened a full service branch office at 5784 West Avenue, Lavonia, Georgia on September 9 after receiving approval from the Georgia Department of Banking and the Federal Deposit Insurance Corporation.

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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At September 30, 1996, 23.9% of the investment securities portfolio had maturity dates within the next year and an additional 66.1% matures within the next 5 years. During the first nine months of 1996, federal funds sold averaged $5.5 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At September 30, 1996, liquidity ratios were: Pinnacle 44.5%, First National 50.1% and Tri-County Bank 36.4%.

          Average yields on interest bearing assets averaged 8.8% for the current quarter compared to 9.0% for the same period the year before. Total interest bearing assets increased by $15.1 million or 7.7% for the current period when compared with the quarter ended September 30, 1995. Average net loans increased $5.5 million or 4.7% in the three months ended September 30, 1996 from the same 1995 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for First National were $68.1 million while Tri-County Bank's average net loans were $55.4 million.

          Average yields on interest bearing assets remained 8.7% for the nine month period ended September 30, 1996 compared to the average for the same period the year before. Total interest bearing assets increased by $17.3 million or 8.9% for the current period when compared with the nine month period ended September 30, 1995. Average net loans increased $4.6 million or 3.9% in the nine months ended September 30, 1996 from the same 1995 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the period for First National were $67.4 million while Tri-County Bank's average net loans were $55.5 million.

          Other real estate owned during the first nine months of 1996 were reduced by $116,000, resulting in $469,000 held at September 30, 1996 compared to $585,000 at December 31, 1995. Non-performing loans totaled $448,000 as of September 30, 1996 representing .3% of total loans at September 30, 1996 compared to $621,000 at December 31, 1995, which represented .5% of total loans at that date. Accrued interest as of September 30, 1996 on non-performing loans totaled $29,000 which is not reported as income. Non-performing loans at September 30, 1996 are classified as: real estate, $381,000; other collateralized loans, $50,000; and unsecured, $17,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $12.3 million to $200.2 million at September 30, 1996 from $187.9 million at December 31, 1995, due primarily to continued economic expansion in Northeast Georgia and to the deposits raised by our two new full service branches. Non-interest bearing deposits increased $2.4 million to $32.6 million compared to December 31, 1995 balance of $30.2 million. Interest bearing deposits increased $9.9 million at September 30, 1996.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first nine months of 1996 from December 31, 1995 levels by $6.5 million and investment securities increased $12.4 million from December 31, 1995 levels. This reflects a growth in the assets which management is investing to maximize interest income by purchasing investments with higher yields than federal funds.

          Shareholders' equity increased $1.5 million to $32.0 million at September 30, 1996 from $30.5 million at December 31, 1995. Earnings retained during the nine months amounted to $2.4 million and equity was decreased $869,000 as a result of a decline in net unrealized gains during the first nine months due to a decline in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 13.8% during the first nine months of 1996, compared to 13.4% for the year which ended December 31, 1995.

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


RESULTS OF OPERATIONS (for the three month period ended September
30, 1996)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended September 30, 1996 increased 8.5% as a result of growth in interest bearing assets and deposits, favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $114,000 or 6.7% while interest income increased $338,000 or 7.8% in the three months ended September 30, 1996 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in the three months ended September 30, 1996 as it did for the same period in 1995. Pinnacle experienced loan charge-offs in the three months ended September 30, 1996 of $37,000 compared to $62,000 in the same period in 1995. The allowance for loan losses increased $17,000 to $1.8 million at September 30, 1996 compared to $1.7 million at September 30, 1995. Pinnacle's allowance for loan losses represents 1.4% of total loans outstanding at September 30, 1996. Its net recoveries were $18,000 during the three months ended September 30, 1996 and its net charge offs were $51,000 during the same period in 1995.

          Other operating expenses for Pinnacle during the three months ended September 30, 1996 increased $90,000 to $1.6 million from $1.5 million for the same period in the previous year. The increase in other operating expenses is attributable to the increase in the salaries and employee benefits associated with staffing the two new full service branch locations.

          Pinnacle's income tax expense increased $56,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 27.4% is a increase of .3% over the same quarter in 1995.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 1996 was $1.2 million and represents annualized returns of 14.9% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1995 were $1.1 million, 15.1% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $134,000 was primarily due to the increase in the net interest margin.

          Dividends declared during the three months ended
September 30, 1996 increased $.07 per share to $.42 from $.35 per share during the same period of 1995.

RESULTS OF OPERATIONS (for the nine month period ended September
30, 1996)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the nine months ended September 30, 1996 increased 6.1% as a result of growth of interest bearing assets and liabilities, favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $524,000 or 10.8% while interest income increased $1.0 million or 7.9% in the nine months ended September 30, 1996 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $334,000 for loan losses in the nine months ended September 30, 1996 and $235,000 for the same period in 1995. Pinnacle experienced loan charge-offs in the nine months ended September 30, 1996 of $380,000 compared to $300,000 in the same period in 1995. Management charged off a large loan totaling $258,000 in the first quarter and subsequently increased the provision for possible loan losses to a level which management deems adequate based on their review of the portfolio. This large charge-off does not indicate a trend or uncertainty which management reasonably expects will materially impact future operational results. Its net charge-offs were $339,000 during the nine months ended September 30, 1996 and $245,000 during the same period in 1995.

          Other operating expenses for Pinnacle during the nine months ended September 30, 1996 remained $4.7 million as they were during the same period in the previous year.

     Pinnacle's income tax expense increased $159,000 for the nine months ended September 30, 1996 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 27.9% is a increase of .9% over the same quarter in 1995.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the nine months ended September 30, 1996 was $3.4 million and represents annualized returns of 14.6% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1995 were $3.1 million, 15.2% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $280,000 was primarily due to the increase in the net interest margin.

     Dividends declared during the nine months ended September
30, 1996 increased $.21 per share to $1.26 from $1.05 per share during the same period of 1995.

The following tables present Pinnacle's Regulatory capital position at September 30, 1996:

                (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                           $139,095

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                5.49%
     Surplus                                                            7,280                5.21%
     Retained Earnings                                                 17,029               12.24%
        Less: Goodwill                                                      0                0.00%
                                                                      -------               ------
     Total Tier 1 capital                                              31,989               23.00%
     Tier 1 minimum requirement                                         5,564                4.00%
                                                                      -------               ------
     Excess (shortfall)                                               $26,425               19.00%
                                                                      =======               =====

TIER 2 CAPITAL
     Tier 1 from above                                                $31,989               23.00%
     Subordinated Debentures                                                0                0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                         1,739                1.25%
                                                                      -------               -----
     Total Tier 2 capital                                              33,728               24.25%
     Tier 2 minimum requirement                                        11,128                8.00%
                                                                      -------               -----
     Excess (shortfall)                                               $22,600               16.25%
                                                                      =======               =====

LEVERAGE RATIO
     Tier 1 capital                                                   $31,989               14.08%
     Minimum requirement                                                6,816                3.00%
                                                                      -------               -----
     Excess (shortfall)                                               $25,173               11.08%
                                                                      =======               =====

Average total assets, net of goodwill                               $227,192
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


                      PINNACLE FINANCIAL CORPORATION


Date: November 12, 1996       By: /s/ L. Jackson McConnell
                                      L. Jackson McConnell
                              Chairman and Chief Executive Officer
                           (Principal Executive and Financial Officer)