Form 10KSB
period 1996-12-31
PINNACLE FINANCIAL CORP
filed 1997-03-31
CIK 910678

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           ------------

                           FORM 10-KSB

/x/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

           For the fiscal year ended December 31, 1996.

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               Commission File No.  33-67528


                  Pinnacle Financial Corporation
           ---------------------------------------------
          (Name of small business issuer in its charter)

       Georgia                                   58-1538862
---------------------------------          ----------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia    30635-0430
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (706) 283-2854

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no-disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not Applicable. Registrant is not required to be registered under the Securities Exchange Act of 1934.

State Issuer's revenue for its most recent fiscal year: $20,616,229.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of March 15, 1997, there were 351,434 shares of Common Stock, $10.00 par value outstanding held by non-affiliates of the issuer, with an aggregate value of $20,031,738 (based upon approximate market value of $57/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS
OF MARCH 15, 1997, COMMON STOCK, $10.00 PAR VALUE - 768,000
SHARES OUTSTANDING.

                  PINNACLE FINANCIAL CORPORATION

                           FORM 10-KSB

                              INDEX


                                                             PAGE

Part I

     Item 1.   Description of Business  . . . . . . . . . . .   1
     Item 2.   Description of Property  . . . . . . . . . . .  12
     Item 3.   Legal Proceedings  . . . . . . . . . . . . . .  13
     Item 4.   Submission Of Matters To A Vote Of Security
               Holders  . . . . . . . . . . . . . . . . . . .  13

Part II

     Item 5.   Market For Common Equity And Related Stockholder
               Matters  . . . . . . . . . . . . . . . . . . .  13
     Item 6.   Management's Discussion and Analysis or Plan of
               Operation  . . . . . . . . . . . . . . . . . .  13
     Item 7.   Financial Statements   . . . . . . . . . . . .  30
     Item 8.   Changes In And Disagreements With Accountants On
               Accounting
               And Financial Disclosure . . . . . . . . . . .  50

Part III

     Item 9.   Directors and Executive Officers, Promoters and
               Control Persons  . . . . . . . . . . . . . . .  50
     Item 10.  Executive Compensation . . . . . . . . . . . .  51
     Item 11.  Security Ownership Of Certain Beneficial Owners
               And Management . . . . . . . . . . . . . . . .  54
     Item 12.  Certain Relationships And Related Transactions  54
     Item 13.  Exhibits and Reports on Form 8-K . . . . . . .  55

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .
     EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . .

                             PART I.



ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") is a two-bank holding company headquartered in Elberton, Georgia. Full service banking businesses are presently conducted by its wholly-owned banking subsidiaries, First National Bank in Elberton ("First National"), based in Elberton, Georgia with four offices which are located in Elbert and Hart Counties, Georgia which serve customers in Elbert and Hart Counties and Tri-County Bank of Royston ("Royston") with four offices located in Franklin County which serve customers in Franklin and Hart Counties (collectively referred to as the "Banks"). Through its bank subsidiaries, Pinnacle provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and money transfers. Pinnacle also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Unless the context otherwise requires, the term "Pinnacle" wherever used herein means Pinnacle Financial Corporation, First National Bank in Elberton and Tri-County Bank of Royston. Pinnacle Financial Corporation was formerly known as First Elbert Corporation.

     Pinnacle was incorporated under the laws of Georgia in 1982 and commenced operations in 1983 by acquiring 100% of the outstanding shares of First National pursuant to a reorganization in which a newly-formed, wholly-owned subsidiary of Pinnacle merged with First National. The holders of First National common stock received in a one-for-one exchange Pinnacle Stock for First National common stock. On December 31, 1994 Pinnacle acquired Royston through an exchange of stock, whereby each former shareholder of Royston received two shares of Pinnacle Stock for each share of Royston Stock.

     Pinnacle is a registered bank holding company. All of Pinnacle's activities are conducted by its wholly owned subsidiaries, First National, which was organized as a national banking association in 1934 and Royston, which was incorporated as a bank under the laws of Georgia in 1941.

     The Banks are community-oriented, and offer such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and VISA accounts and money transfers. The Banks finance commercial and consumer transactions, make secured and unsecured loans, and provide a variety of other banking services.

                               1
     As of December 31, 1996, Pinnacle had total assets of approximately $236.5 million, total deposits of approximately $200.9 million, net loans of approximately $131.4 million and shareholders' equity of approximately $33.3 million. The principal executive office of Pinnacle is located at 884 Elbert Street, Elberton, Georgia 30635-0430, and its telephone number at that address is (706) 283-2854.

     PROPOSED MERGER AND NAME CHANGES. In December 1996, the board of directors of Pinnacle and both banks decided to merge First National and Royston into a single bank to be named Pinnacle Bank with a proposed consummation date of December 31, 1997. Related to proposed merger of the two banks, the board of directors of First National has decided to change the name of that institution to Pinnacle Bank, N.A. effective as soon as possible on or after March 31, 1997. The board of directors of Royston similarly decided to change that institution's name to Pinnacle Bank upon approval of the Georgia Department of Banking which is expected to occur in early April, 1997.

     MARKETS.  Pinnacle conducts banking activities through First
National and Royston primarily in Elbert, Franklin and Hart
Counties. Customers of the Banks are consumers and small businesses.

     DEPOSITS. The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1996, the Banks' deposit base, totaling approximately $200.9 million, consisted of approximately $32.5 million in noninterest bearing demand deposits (16.2% of total deposits), approximately $44.4 million in interest-bearing demand deposits (including money market accounts) (22.1% of total deposits), approximately $16.5 million in savings deposits (8.2% of total deposits), approximately $80.6 million in time deposits in amounts less than $100,000 (40.1% of total deposits), and approximately $26.9 million in time deposits of $100,000 or more (13.4% of total deposits).

     INTEREST RATE SENSITIVITY. Interest rate sensitivity management seeks to maximize net interest income as a result of changing interest rates, but to do so without subjecting the interest margin to an imprudent degree of risk. Pinnacle attempts to do this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes a bank's interest sensitivity.

     An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the "gap". Pinnacle attempts to keep the gap between rate-sensitive assets and rate-sensitive liabilities at a minimum, preferring to increase the spread between matched assets and liabilities rather than place earnings at risk by attempting to predict the frequency, direction and magnitude of interest rate fluctuations.

     Table 8 on page 29 reflects the gap positions of Pinnacle's consolidated balance sheet as of December 31, 1996.

                               2
     The rate sensitivity analysis table is designed to demonstrate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Pinnacle's assets and liabilities for the period shown. A ratio of interest earning assets to interest bearing liabilities (more interest earnings assets repricing in a given period than interest bearing liabilities) greater than 100% indicates than an increase in interest rates will generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income. A ratio of earning assets to interest-bearing liabilities of less than 100% indicates that a decrease in interest rates will generally result in an increase in net income for Pinnacle and an increase in interest rates will result in a decrease in net income.

     At December 31, 1996, the gap analysis reflects a negative gap at the one-year interval equivalent to 28.2% of earning assets, as compared to 16.6% at December 31, 1995.

     Since all interest rates and yields do not adjust at the same velocity, the interest sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

     LOANS. The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for its customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1996, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 17.9%, 68.3%, and 13.8%, respectively, of Pinnacle's total loan portfolio. The real estate loans made by the Banks include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

     LENDING POLICY. The current lending strategy of the Banks is to make loans only to persons who reside or work in the Banks' primary trade areas. Unsecured loans normally are made only to persons who maintain depository relationships with the Banks. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan. Real estate loans usually are made only when such loans are secured by real property located in Elbert, Franklin and Hart Counties, the Banks' market area.

     The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or related group of borrowers. All loans in excess of $100,000 must have the approval of the President or a Senior Vice-President of the Banks prior to being committed. All loans over $500,000 require Board approval.

     Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise.

                               3
It is the Bank's policy to secure these loans with collateral. Many of the Bank's commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

     Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators including the Office of the Comptroller of the Currency went into effect mandating that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require loan-to-value ratios for various types of real estate loans as set forth below, although the Bank may make exceptions to the standards, which exceptions must be accounted for and tracked:

                 Loan category                             Loan-to Value Limit (percent)
                 Raw Land                                                65
                 Land Development                                        75
                 Construction:
                   Commercial, multifamily<F1> and
                          Other nonresidential                           80
                   1- to 4- family residential                           85
                 Improved Property                                       85
                 Owner-occupied 1- to 4- family and                      <F2>
                   home equity

<F1>  Multifamily construction includes condominiums and cooperatives.
<F2>  A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4- family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancements in the form of either mortgage insurance or readily marketable collateral is required.

        LOAN REVIEW AND NONPERFORMING ASSETS. The Banks review their loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $100,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the Board of Directors of the Banks. The Board of Directors reviews all loans over $500,000, whether current or past due, at least once annually.

                               4
     ASSET/LIABILITY MANAGEMENT. A committee composed of officers of each bank is charged with managing their assets and liabilities. The committees' tasks are to manage asset growth, liquidity and capital. To meet these objectives while maintaining prudent management of risks, the committees direct the Banks' overall acquisition and allocation of funds. At their monthly meetings, the committees review and discuss the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

     INVESTMENT POLICY. The Banks' investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by their Boards of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The Presidents of the Banks implement the policy and each report to the Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

     Management has classified all investment securities as available for sale and believes specific gains and losses are temporary. Management believes the bond market will significantly fluctuate from time to time and has no plan to sell large amounts of its investment securities portfolio. Management has confidence in the diversity of its securities portfolio and is prepared to sell certain securities before maturity as needed for liquidity, tax planning, and other valid business purposes.

     EMPLOYEES. At December 31, 1996, the Banks had 100 full-time and 11 part-time employees. Pinnacle has no employees. The
Banks are not a party to any collective bargaining agreement, and the Banks believe that their employee relations are good.

     COMPETITION. The banking business is highly competitive. Royston competes with four other depository institutions in Franklin County. First National competes with one other depository institution in Elbert County. The Banks also compete with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Banks operate.

     At December 31, 1996, First National ranked on the basis of total deposits and assets of $119.6 million and $140.9 million, respectively, as the larger of the two depository institutions located in Elbert County and Royston rated as the largest of the

                               5
five depository institutions located in Franklin County based upon deposits and assets of $81.8 million and $95.7 million, respectively.

SUPERVISION AND REGULATION

     Pinnacle is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). Pinnacle is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve (I) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

     Pinnacle must also register with the Department of Banking and Finance (DBF) and must file periodic information with the DBF. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of Pinnacle, First National and Royston and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with; and the DBF may make examinations of Pinnacle and each of its bank subsidiaries other than a national bank.

     Pinnacle is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (I) loans by the Banks to Pinnacle, (ii) investments in the stock or securities of Pinnacle by the Banks, (iii) the Banks taking the stock or securities of an "affiliate" as collateral for loans by it to a borrower and (iv) the purchase of assets from Pinnacle by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

                               6
     First National is a National Bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of First National's operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates and establishment of branches.

     Royston, as a state banking association, is subject to the supervision of, and is regularly examined by, the FDIC and the DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving Royston. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

PAYMENT OF DIVIDENDS

     Pinnacle is a legal entity separate and distinct from the Banks. Most of the revenues of Pinnacle result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks as well as by Pinnacle to its shareholders.

     First National is regulated by the OCC. Under the regulations of the OCC dividends may be declared out of net profits of the association. The approval of the OCC is required if the total of all dividends declared by such association exceed the total of its net profits for the year combined with its retained net profits for the preceding two years.

     Royston is a state chartered bank which is regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF only if the bank meets all the following requirements:

          (a) Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

          (b) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

          (c) The ratio of equity capital to adjusted assets shall not be less than 6%.

     The payment of dividends of Pinnacle and its bank subsidiaries may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from

                               7
such practice. The FDIC has issued a policy statement which provides that insured banks should generally only pay dividends out of current operating earnings.

MONETARY POLICY

     The results of operations of First National and Royston are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of First National or Royston.

CAPITAL ADEQUACY

     The Federal Reserve, the FDIC and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk weighted assets of four percent (4%). In addition, the Federal Reserve, the FDIC and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve, and the FDIC and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve. The Federal Reserve, the FDIC and the OCC use the leverage ratio in tandem with the risk based ratio to assess capital adequacy of banks and bank holding companies.

     The FDIC, the OCC and the Federal Reserve have proposed amending the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The proposed revisions are not expected to have a significant effect on the Company's capital requirements, if adopted in their current form.

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to

                               8
take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to lower capital category based on supervisory factors other than capital. Under the FDIC's regulations both of the Banks are "well capitalized" institutions.

     Set forth below are pertinent capital ratios for Pinnacle, Royston and First National as of December 31, 1996.

Minimum Capital                                                                   First
Requirement                    Pinnacle                   Royston                National
---------------                --------                   ----------             -----------
Tier 1 Capital to
   Risk-based
   Assets:  4.00%              23.45% <F1>                23.53% <F1>             23.26% <F1>

Total Capital to
   Risk-based
   Assets:  8.00%              24.70% <F2>                24.78% <F2>             24.51% <F2>

Leverage Ratio (Tier 1
   Capital to Total
   Assets): 3.00%              14.26% <F3>                14.40% <F3>             14.01% <F3>

<F1>  Minimum for "Well Capitalized" Banks = 6%
<F2>  Minimum for "Well Capitalized" Banks = 10%
<F3>  Minimum for "Well Capitalized" Banks = 5%

                                9
RECENT LEGISLATIVE AND REGULATORY ACTION

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, HUD, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nations fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

     On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (I) a lending test, which compares an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predicable manner with which to evaluate the CRA performance of financial institutions. The rule

                               10
became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon Pinnacle and the Banks.

     On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1996, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997.
States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1996. On September 29, 1996, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

     On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties anywhere within the State of Georgia where the bank does not currently have operations. After July 1, 1998, all restrictions on state-wide branching will be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

FDIC INSURANCE ASSESSMENTS

     The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Banks were assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92%) of the industry. As a result, each Bank paid only the legally required annual payment of $2,000 per year for insurance through 1996. Had the current rates been in effect for all of 1995, the annual FDIC insurance premiums paid by the Banks would have been reduced by $201,000.

     On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act").
                               11
The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996 that the premium for the first six months of 1997 for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance. As a result, the Banks will pay no premium for deposit insurance in the first six months of 1997 and a first quarter FICO bond assessment of $13,000. The Bill also provided for certain limited regulatory relief and modifications to certain out-of-date regulations.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 884 Elbert Street, Elberton, Georgia 30636-0430, and its telephone number at that office is (706) 283-2854.

     First National's main office is owned by it, is located at 884 Elbert Street in Elberton, Georgia and consists of approximately 22,500 square feet of usable office space. First National has three branch offices. The downtown branch is owned by it and is located at 6 College Avenue, Elberton, Georgia and consists of approximately 12,000 square feet of usable office space. First National is currently building a new facility of approximately 4,200 square feet at the site of its current downtown branch. It is expected that the new facility will completed and the current building will be demolished by May 1, 1997. The Bowman office branch is owned by it, is located at 27 North Broad Street, Bowman, Georgia and contains approximately 2,700 square feet of usable office space. The Hartwell office is also owned by First National Bank and is located at 135 East Franklin Street, Hartwell Georgia and consists of approximately 4,200 square feet of usable office space. The Hartwell office was located in a temporary banking unit at the same address until the new facility was completed and moved into on March 10, 1997. Management of First National believes that these properties are adequately covered by insurance.

     Royston's main office is owned by it, is located at 861 Church Street, Royston, Georgia and contains approximately 9,440 square feet of usable office space. Royston currently has three other branches, the Franklin Springs branch, which is owned by it and is located at 2311 West Main Street, Franklin Springs, Georgia and contains approximately 2,300 square feet of office space, and a supermarket branch, which is located in and leased from Dill's Food City supermarket at 721 Cook Street, and which contains approximately 540 square feet of space, and the Lavonia

                              12
Branch, which is leased at 5784 West Avenue, Lavonia, Georgia and which contains approximately 2,200 square feet of usable office space. Management of Royston believes that these properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                             PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     STOCK. There is no established public trading market for the Company's Common Stock. As of March 15, 1997, the Company had 364 shareholders of record. Pinnacle Stock is not traded on an established public trading market. Management is aware of eight transfers totaling 20,672 shares during the first two months of 1997 at undetermined prices. Management is aware of seven sales of Pinnacle shares totaling 489 shares to several individuals at prices ranging from $55.00 to $57.00 per share during 1996. Management is also aware of 25 other transfers of shares totaling 90,895 shares during 1996 at undetermined prices, including 69,681 shares which were transferred to family partnerships in intra-family transactions. Management is aware of 35 transfers of shares totaling 20,927 shares during 1995 at undetermined prices, including 15,007 shares which were transferred to family members in intra-family transactions.

     DIVIDENDS. In 1996 and 1995, the Company declared cash dividends aggregating $1,382,400 ($1.80 per share) and $1,305,600 ($1.70 per share), respectively. The Company intends to continue paying cash dividends on a quarterly basis. However the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 15 to the Company's consolidated financial statements appearing on page 47.


                                13
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

     Management's Discussion and Analysis or Plan of Operation of Pinnacle analyzes the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the combination with Tri-County Bank of Royston ("Royston") on December 31, 1994 which was treated as a pooling of interests for accounting purposes; accordingly, Pinnacle's results for all prior periods have been restated to include those of Royston.

     The directors of the banks and Pinnacle announced in December 1996 the proposed merger of the two banks into a single institution to be named Pinnacle Bank. To begin the consolidation process, as soon as possible after March 31, 1997, First National will change its name to Pinnacle Bank, N.A., and Royston will become Pinnacle Bank. It is proposed that the consolidation of the two banks will take place on December 31, 1997. Management believes the merger to be a positive move that will increase Pinnacle's ability to operate as a strong, well-capitalized regional bank. Customer convenience will be greatly enhanced by having many more banking locations. Management intends to maintain all of the banks' officers and staff throughout the consolidation while reducing current duplication of duties by moving personnel to frontline positions working directly with customers. Name recognition for Pinnacle Banks will improved through coordinated advertizing over the entire trade area.

     Pinnacle continues to weigh the merits of additional business combinations while maintaining a focus on its general mission to responsibly serve the needs of its customers and communities and to enhance profit potential and shareholder value.

     For a comprehensive presentation of Pinnacle's financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements, selected statistical information and accompanying disclosures. All amounts throughout this section are rounded to the nearest 1,000 dollars, the nearest .1 million dollars or the nearest .1 percent to represent approximations of reported amounts.


LIQUIDITY AND CAPITAL RESOURCES

     The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs for credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At December 31, 1996, 14.3% of the investment securities portfolio had maturity dates within the next year and 75.8% matures from one to five years after December 31, 1996. During 1996, federal funds sold averaged $4.4 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four

                               14
correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Cash due from banks and federal funds sold, decreased $6.5 million to $7.7 million at December 31, 1996 and Pinnacle increased the amount of federal funds purchased at December 31, 1996 to $110,000 from zero as of December 31, 1995. These funds were generally used to fund an increase in net loans and investments.

     Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

     Asset/Liability management policies are outlined on page 5 of this Report on Form 10-KSB. Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At December 31, 1996, liquidity ratios were: Pinnacle 42.3%, First National 48.3% and Royston 33.2%.

     Average net loans increased $6.8 million or 5.7% in 1996 over 1995 primarily as a result of loans originated in the new branches of each institution. Average net loans for First National were $69.1 million while Royston's average net loans were $56.2 million. As reflected in Table 4 of the statistical information presented below, fixed rate mortgages increased $8.4 million to $51.7 million at December 31, 1996 and variable rate mortgages decreased $491,000 to $36.4 million at December 31, 1996.

     As a result of a decrease in foreclosed properties during 1996, other real estate owned increased $92,000 to $492,000 at December 31, 1996 from $584,000 at December 31, 1995.

     Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $13.0 million to $200.9 million at December 31, 1996 from $187.9 million at December 31, 1995, due primarily to normal growth and deposits obtained by new branches in Hartwell and Lavonia. Demand deposits increased $2.3 million to $32.5 million at December 31, 1996 and interest bearing deposits increased $10.7 million to $168.4 million at December 31, 1996. Cash and cash equivalents decreased in 1996 from 1995 levels by $6.3 million reflecting a temporary decrease in these liquid assets due to increases in loans and investments.

     Shareholders' equity increased $2.8 million to $33.3 million at December 31, 1996 from $30.5 million at December 31, 1995, as a result of retained earnings of $3.2 million and a $434,000 decrease that was directly related to the reduction of net unrealized gains under FAS 115. The investment portfolio's market value declined due to a slight increase in interest rates during the year. As all Pinnacle investments are "available for sale" and thus marked at market, the decline in market was

                               15
recorded in shareholders equity. For the year ended December 31, 1995, shareholders equity increased $4.9 million due to retained earnings of $3.0 million and recognition of net unrealized gains of investments held for sale of $1.9 million.

     Pinnacle continues to maintain adequate capital ratios (see
"Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 13.7% in 1996.


RESULTS OF OPERATIONS

     Pinnacle's operational results primarily depend on the earnings of the Banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

     Net interest income in 1996 increased $854,000 or 8.0% as a result increased volume of rate sensitive assets and liabilities and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased
significantly from the previous year.   As a result of an increase in
interest bearing liabilities and assets, interest expense increased $660,000 or 10.1% while interest income increased $1.5 million or 8.8% in 1996. The analysis of interest rates and the interest differential in the selected statistical information, included elsewhere in this report, illustrates the trends occurring in interest rates during 1996.

     The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle experienced loan charge-offs
in 1996 of $446,000 compared to $337,000 in 1995.   The provision
for loan losses increased $79,000 to $409,000 during 1996 compared to $330,000 during 1995. Pinnacle's allowance for loan losses represented 1.4% of total loans outstanding at December 31, 1996. Its net charge-offs were $396,000 during 1996 and $276,000 during 1995. The allowance for loan losses remained constant at $1.8 million from December 31, 1995 to December 31, 1996. The current year provision represents 14.1% of non-performing loans as compared to the 1995 provision representing 53.1% of non-performing loans. The increases in charge-offs and allowance for loan losses are due to several unrelated losses and management does not consider this to be a trend which will continue to have a negative effect on the future results of operations.

     Pinnacle's other income increased by $159,000 to $1.9 million in 1996. This increase was due primarily to an increase in service charges on deposit accounts of $103,000.

     Other operating expenses for Pinnacle in 1996 of $6.5 million increased by $341,000 from $6.2 million in 1995 due to increases in salaries and employee benefits.


                               16
     Pinnacle's income tax expense increased $253,000 in 1996 over 1995 due primarily to increased income resulting from the interest rate spread. The effective income tax rate of 28.4% in 1996 is an increase of 1.4% over the 1995 rate. The reduction in tax exempt interest was due to higher after tax yields being obtained in alternative investments and is expected to continue in future years.

     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income was $4.6 million and represents returns of 14.7% on average shareholders' equity and 2.0% on average assets in 1996. Comparable amounts in 1995 were $4.3 million, 15.2% and 2.0%, respectively. The increased net income results between 1996 and 1995 was the result of increased interest rate spread less income taxes as discussed in the previous paragraphs.

     Pinnacle was required under present accounting pronouncements to adopt FAS 107, Disclosure about Value of Financial Instruments, for its calendar year beginning January 1, 1995. In conformity with FAS 107, Pinnacle's financial instruments were reviewed and a fair value was estimated. The value at December 31, 1996 for financial assets was $236.1 million compared to a carrying amount of $236.5 million and the value of financial liabilities at that date was $195.4 million
compared to a carrying amount of $203.2 million.   Fair values at
December 31, 1995 for financial assets was $221.3 million compared to a carrying amount of $220.6 million and the value of financial liabilities at that date was $178.7 million compared to a carrying amount of $190.2 million. In accordance with FAS 107, the details of the estimated fair value as compared to ledger balances of these instruments is reflected in Note 14 to the financial statement on page 47.

     Pinnacle was also required under present accounting pronouncements to adopt FAS 114 for its calendar year beginning January 1, 1995. Impairment of loans having carrying values of $739,000 and $731,000 as of December 31, 1996 and December 31, 1995, respectively, has been recognized in conformity with FAS 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was $536,000 and $266,000 in 1996 and 1995, respectively. In conformity with FAS 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would have been reported.

     Dividends increased $.10 per share in 1996 to $1.80 from $1.70 per share in 1995.

     Management is not aware of any trends, events or uncertainties that are reasonably expected to have a material effect on Pinnacle's liquidity, capital resources or results of operation. Pinnacle's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.


                              17
The following tables present Pinnacle's regulatory capital position at December 31, 1996:

                            (Rounded to nearest thousand)
Total Risk Adjusted Assets                                  $139,834

Risk Based Capital Ratios:

TIER 1 CAPITAL
         Common stock                                       $  7,680          5.78%
         Surplus                                               7,280          5.48%
         Retained earnings                                    17,831         12.75%
                                                              ------         -----
         Total Tier 1 capital                                 32,791         23.45%
         Tier 1 minimum requirement                            5,593          4.00%
                                                              ------         -----
         Excess (shortfall)                                 $ 27,198         19.45%
                                                              ======         =====
TIER 1&2 CAPITAL
         Tier 1 from above                                    32,791         23.45%
         Allowance from loan losses, limited to 1.25%
            of risk weighted assets                            1,748          1.25%
                                                              ------         ------
         Total Tier 1&2 capital                               34,539         24.70%
         Tier 1&2 minimum requirement                         11,187          8.00%
                                                              ------         ------
         Excess (shortfall)                                 $ 23,352         16.70%
                                                              ======         ======
Leverage Ratio
         Tier 1 capital                                       32,791         14.26%
         Minimum requirement                                   9,201          4.00%
                                                              ------         ------
         Excess (shortfall)                                 $ 23,590         10.26%
                                                              ======         ======

         Average total assets, net of goodwill              $230,020
                                                             =======

Selected Statistical Information

   The following section presents consolidated statistical information for Pinnacle Financial Corporation and subsidiaries, which supplements the financial data discussed elsewhere herein.

Index to Selected Statistical Information

     Table 1                     Average Balance Sheets
     Table 2                       Volume-Rate Analysis
     Table 3                       Investment Portfolio
     Table 4                             Loan Portfolio
     Table 5                  Allowance for Loan Losses
     Table 6                                   Deposits
     Table 7                            Selected Ratios
     Table 8      Analysis of Interest Rate Sensitivity

   Average balances contained in the following selected statistical information represent month-end averages for both periods as management believes that amounts obtained by using this method are not materially different from those which would have been obtained had daily averages been used.

Table 1
Pinnacle Financial Corporation and Subsidiaries
Average Balance Sheets

                                                   _____________ 1996 _____________           ______________   1995   ______________
                                                                           Interest                                        Interest
                                                    Average       Income/    Yield/             Average       Income/       Yield/
                                                    Balances       Expense    Rate              Balances       Expense        Rate
                                                    --------       -------    ----              --------       -------        ----
Assets:
Interest-earning assets:
  Loans (including loan fees)                    124,223,589    13,254,002    10.67%         $118,484,232   $12,526,203     10.57%

  Investment securities:
    Taxable                                       68,466,361     4,118,413     6.02%           54,044,584     3,150,180      5.83%
    Nontaxable <F1>                               16,963,947     1,506,217     8.88%           18,602,428     1,660,818      8.93%
  Federal funds sold                               4,426,437       242,353     5.48%            4,973,980       303,832      6.11%
                                                 -----------    ----------     ----           -----------    ----------      ----
    Total interest-earning assets                214,080,334    19,120,985     8.93%          196,105,224    17,639,669      9.00%

Noninterest earning assets:
  Cash and due from bank                           6,506,543                                    6,472,408
  Premises & equipment                             4,919,660                                    4,807,824
  Other assets                                     4,512,904                                    3,811,288
                                                 -----------                                  -----------
  Total assets                                  $230,019,441                                 $211,196,744
                                                 ===========                                  ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits              $46,831,618     1,194,418     2.55%          $40,985,284     1,115,132      2.72%
   Savings deposits                               16,535,228       505,381     3.06%           17,245,968       537,296      3.12%
   Time deposits                                 102,933,382     5,531,831     5.37%           94,010,131     4,919,053      5.23%
   Fed Funds Borrowed                                128,169         6,655     5.19%               21,726         1,634      6.28%
                                                 -----------     ---------     -----          -----------     ---------      ----

    Total interest bearing liabilities           166,428,397     7,238,285     4.35%          152,263,109     6,573,115      4.32%

Noninterest bearing liabilities:
  Noninterest bearing demand                      29,866,520                                   28,769,966
  Other liabilities                                2,209,328                                    1,964,908
                                                 -----------                                  -----------
                                                 198,504,245                                  182,997,983
   Shareholders' equity                           31,515,196                                   28,198,761
                                                 -----------                                  -----------

    Total liabilities and shareholders'
     equity                                     $230,019,441                                 $211,196,744
                                                 ===========                                  ===========
Excess of interest-earning assets over
 interest bearing liabilities                     47,651,937                                   43,842,115
Ratio of interest-earning assets to
 interest-bearing liabilities                        128.63%                                       128.80%
Net interest income                                         $  11,882,700                                  $ 11,068,188
                                                               ==========                                    ==========
Net interest spread                                                            4.40%                                         4.68%
Net interest yield on interest earning assets                                  5.36%                                         5.64%

    Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are not material and are not included in the yield calculation for loans in both periods reported.

<F1> Tax exempt income is calculated on a tax equivalent basis.

Pinnacle Financial Corporation and Subsidiaries
Average Balance Sheets


                                                  ______________   1994   ______________


                                                                   Interest
                                                     Average         Income/     Yield/
                                                    Balances        Expense       Rate
                                                    --------        -------       ----
Assets:
Interest-earning assets:
  Loans (including loan fees)                     $115,455,407   $10,825,435     9.38%
  Investment securities:
    Taxable                                         52,522,369     2,888,930     5.50%
    Nontaxable (a)                                  18,451,851     1,879,663    10.19%
  Federal funds sold                                 5,397,940       222,620     4.12%
                                                    ----------     ---------     ----
    Total interest-earning assets                  191,827,567    15,816,648     7.99%
Noninterest earning assets:
  Cash and due from banks                            6,374,777
  Premises & equipment                               5,051,666
  Other assets                                       2,913,547
                                                   -----------
    Total assets                                  $206,167,557
                                                   ===========
Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits                $42,639,564     1,085,096     2.54%
   Savings deposits                                 18,325,760       537,455     2.93%
   Time deposits                                    88,346,946     3,877,327     4.39%
   Fed Funds Borrowed                                        0             0     0.00%
                                                   -----------     ---------     ----
    Total interest bearing liabilities             149,312,270     5,499,878     3.68%

Noninterest bearing liabilities:
  Noninterest bearing demand                        28,140,792
  Other liabilities                                  2,966,371
                                                    ----------
                                                   180,419,433
Shareholders' equity                                25,748,124
                                                   -----------
    Total liabilities and shareholders'
     equity                                       $206,167,557
                                                   ===========
Excess of interest-earning assets over
 interest bearing liabilities                      $42,515,297

Ratio of interest-earning assets to
 interest-bearing liabilities                          128.47%
                                                       ======
Net interest income                                             $10,316,770
                                                                 ==========
Net interest spread                                                              4.56%
                                                                                 ====
Net interest yield on interest earning
 assets                                                                          5.38%
                                                                                 ====

                               21
Table 2

Pinnacle Financial Corporation and Subsidiaries
Volume/Rate Analysis



The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1996 over 1995 and 1995 over 1994.

                                                      1996 over 1995                                     1995 over 1994
                                                      --------------                                     --------------
                                             Increase (decrease) due to changes in:         Increase (decrease) due to changes in:
                                             ---------------------------------------        --------------------------------------

                                                 Volume        Rate         Total               Volume         Rate         Total
                                                 ------        ----         -----               ------         ----         -----
Interest income on:
  Loans (including loan fees)                   $608,882    $  118,920    $  727,802          $ 290,171    $1,410,597   $1,700,768
  Investment securities:
    Taxable                                      862,854       105,379       968,233             78,457       429,410      507,867
    Non-taxable <F1>                            (132,046)      (21,825)     (153,871)            13,431         5,342       18,773
  Federal funds sold                              10,097       (76,867)      (66,770)           (18,663)       98,511       79,848
                                               ---------       -------     ---------            -------     ---------    ---------
      Total interest earning assets          $ 1,349,787    $ $125,607    $1,475,394          $ 363,396    $1,943,860   $2,307,356
                                               =========       =======     =========            =======     =========    =========
Interest expense on:

  Deposits:
    Interest-bearing demand                    $ 233,213    $ (153,926)   $   79,287          $ (43,145)   $   73,181   $   30,036
    Savings                                      (11,440)      (20,475)      (31,915)           (32,627)       32,468         (159)
    Time                                         629,632       (16,854)      612,778            260,491       781,235    1,041,726
                                                 -------      --------       -------            -------       -------    ---------
 Total interest-bearing liabilities            $ 851,405    $ (191,255)   $  660,150          $ 184,719    $  886,884   $1,071,603
                                                 =======      ========       =======            =======       =======    =========

Rate/volume variances were allocated on a weighted average basis between volume and rate.

<F1> Tax exempt income is calculated on a tax equivalent basis.

Table 3
Pinnacle Financial Corporation and Subsidiaries
Investment Portfolio


The following table presents the amortized cost and market value of investments by category at December 31, 1996, 1995 and 1994:

                                                          1996                              1995                      1994
                                                          ----                              ----                      ----
                                       Amortized                         Amortized                       Amortized
                                          Cost           Market             Cost         Market             Cost             Market
                                          ----           ------             ----         ------             ----             ------
U.S. Treasury and
  U.S. Gov't Agencies                 $70,410,341      70,408,162       $58,667,831    $58,973,845       $54,600,312     $52,676,981
State, county and municipal            15,882,925      16,605,945        17,695,262     18,767.629        18,968,478      19,426,097
Other investments                         134,400         134,400           134,400        134,400           134,400         134,400
                                       ----------      ----------        ----------     ----------        ----------      ----------
       Totals                         $86,427,666     $87,148,507       $76,497,493    $77,875,874       $73,703,190     $72,237,478

The following table presents the maturities of investment securities and the weighted average yields for each range of maturities presented. The weighted average yields reflect taxable equivalent adjustments using a tax rate of 34% on nontaxable securities.


                                         U.S. Treasury and      State, County        Other        Weighted
Maturities at December 31, 1996         U.S. Gov't Agencies     and Municipal     Investments   Average Yields
-------------------------------         --------------------    -------------     -----------   --------------
Within 1 year                                   $10,727,855        $1,750,862               0            6.33%
After 1 through 5 years                          57,605,765         8,417,349               0            6.52%
After 5 through 10 years                          1,909,982         5,347,800               0            7.46%
After 10 years                                      164,561         1,089,934        $134,400            8.98%
                                                 ----------         ---------         -------            -----
Totals                                          $70,408,163       $16,605,945        $134,400            6.61%
                                                 ==========        ==========         =======            ====

Table 4
Pinnacle Financial Corporation and Subsidiaries
Loan Portfolio

The following table presents loans by type at the end of each of the last five years.

                                                    1996              1995            1994            1993               1992
                                                    ----              ----            ----            ----               ----
Commercial, financial
  and agricultural                             $ 18,406,805        17,273,462     $ 16,748,030    $ 16,461,448      $ 16,455,498
Real estate - construction                        2,975,741         1,495,269          864,690       2,588,286         1,919,052
Real estate - mortgage                           88,013,785        80,136,557       80,541,344      76,307,929        71,790,960
Installment loans to individuals                 23,838,085        22,560,447       20,202,397      20,212,934        21,051,114
                                                -----------       -----------      -----------     -----------       -----------
    Totals                                     $133,234,416      $121,465,735     $118,356,461    $115,570,597      $111,216,624
                                                ===========       ===========      ===========     ===========       ===========

As of December 31, 1996, maturities of loans in the indicated classifications were as follows:

                                    Commercial,
                                   Financial and             Real Estate
  Maturity                          Agricultural             Construction                 Total
  --------                          ------------             ------------                 -----
Within 1 year                        $8,845,786               $2,561,850              $11,407,636
1 to 5 years                          8,547,133                  413,891                8,961,024
After 5 years                         1,013,886                        0                1,013,886
                                     ----------                ---------               ----------
Totals                              $18,406,805               $2,975,741              $21,382,546

As of December 31, 1996, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                              Fixed             Variable
                                          Interest Rates      Interest Rates        Total
                                          ---------------     --------------        -----
Commercial, financial and
  agricultural:
    1 to 5 years maturity                   $8,547,133              --            $8,547,133
    After 5 years maturity                   1,013,886              --             1,013,886
                                             ---------                             ---------
                                             9,561,019                            $9,561,019
                                             ---------                             ---------
Real estate-construction:
    1 to 5 years maturity                      413,891              --               413,891
    After 5 years maturity                        --                --                    --
                                             ---------           -------           ---------
                                            $9,974,910              --            $9,974,910
                                             =========                             =========

Pinnacle's commercial, financial and agricultural loans and installment loans to individuals include secured and unsecured loans as detailed below:

                                               1996               1995              1994
                                               ----               ----              ----

Commercial, financial and agricultural
    Secured                                 13,858,739        $14,092,936        $14,363,107
    Unsecured                                4,548,066          3,180,526          2,384,923
                                             ---------         ----------         ----------
                                           $18,406,805        $17,273,462        $16,748,030
                                            ==========         ==========         ==========
Installment loans to individuals
    Secured                                 21,236,546        $17,718,394        $16,705,223
    Unsecured                                2,601,539          4,842,053          3,497,174
                                            ----------         ----------         ----------
                                           $23,838,085        $22,560,447        $20,202,397
                                            ==========         ==========         ==========

 Table 4
Pinnacle Financial Corporation and Subsidiaries
Loan Portfolio - (continued)

The collateral for these various types of secured loans generally includes vehicles, commercial and farm machinery and equipment, and stock.

Pinnacle's real estate - mortgage loans and the consumer loans are primarily fixed loans.

                                         1996                1995                1994
                                         ----                ----                ----
Real estate - mortgage:
    Fixed                            $51,658,160          43,290,288         $38,807,647
    Variable                          36,355,625          36,846,269          41,733,697
                                      ----------          ----------          ----------
                                     $88,013,785         $80,136,557         $80,541,344
                                      ==========          ==========          ==========
Consumer loans:
    Fixed                            $23,270,977         $21,483,265         $19,194,257
    Variable                             567,108           1,077,182           1,008,140
                                         -------           ---------           ---------
                                     $23,838,085         $22,560,447         $20,202,397
                                      ==========          ==========          ==========

The following summarizes past due, non-accrual and restructured loans as of December 31, 1996, 1995, 1994, 1993 and 1992:

                                                     1996              1995             1994             1993             1992
                                                     ----              ----             ----             ----             ----
Accruing loans 90 days or more past due          $2,669,721          $339,655         $476,340         $886,002         $673,142
Non-accrual loans                                   234,594           282,434          296,097          283,374          461,673
Restructured loans                                  228,375            77,663          216,953          228,000          237,388

Accruing loans 90 days or more past due as of December 31, 1996 includes three loans to one group of three customers with outstanding balances totalling $1,948,342 secured by a hotel complex and a school bond with total values of approximately $4.2 million. The loans are guaranteed by three individuals with combined net worth of $8.2 million. The subject hotel property is currently in Chapter 11 bankruptcy and is under contract to sell by May 5, 1997 which has been approved by the bankruptcy court.

It is management's opinion that Pinnacle will not incur any loss due to these three loans.

As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well-secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

The restructured loans are secured by real estate and approved by the Board of Directors.

Table 5
Pinnacle Financial Corporation and Subsidiaries
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

                                                     1996              1995            1994              1993          1992
                                                     ----              ----            ----              ----          ----
Balance at beginning of year                     $1,828,722        $1,774,567       $1,769,269       $1,455,900     $1,171,603

Charge-offs:

  Commercial, financial and agricultural            309,746           191,904          115,175           62,277         95,465
  Real estate-construction                               --              --                --              --             --
  Real estate-mortgage                                   --            83,115           62,339           70,092         76,795
  Installment loans to individuals                  136,747            62,297           64,187           90,313         71,506
                                                    -------            ------           ------           ------         ------
                                                    446,493           337,316          241,701          222,682        243,766
                                                    -------           -------          -------          -------        -------
Recoveries:

  Commercial, financial and agricultural             17,846            34,682            7,224           11,611          6,365
  Real estate-construction                               --              --               --               --              --
  Real estate-mortgage                               10,780             2,390            1,564            3,315            --
  Installment loans to individuals                   21,997            24,399           18,211           18,574         29,147
                                                    -------           -------          -------          -------        -------
                                                     50,623            61,471           26,999           33,500         35,512
                                                    -------           -------          -------          -------        -------

  Net charge-offs                                   395,870           275,845          214,702          189,182        208,254
                                                    -------           -------          -------          -------        -------

  Additions charged to operations                   409,300           330,000          220,000          502,551        492,551
                                                    -------           -------          -------          -------        -------

  Balance at end of year                         $1,842,152        $1,828,722       $1,774,567       $1,769,269     $1,455,900
                                                  =========         =========        =========        =========      =========

Ratio of net charge-offs during the period to
  average loans outstanding during the period          .32%              .25%             .19%             .17%         .20%
                                                       ===               ===              ===              ===          ===

The objective of management in establishing an allowance for loan losses is to maintain a balance in the allowance which reflects an estimate of potential loan losses and create an allowance adequate to absorb losses inherent in the portfolio. To evaluate the adequacy of the allowance for loan losses, management performs a detailed analysis of all outstanding loans on a quarterly basis which determines the provision considered necessary to maintain this reserve for possible problem loans.

The increase in the ratio of the allowance for loan losses to total loans is a result of management's recognition of recent losses in the loan portfolio. However, management believes these to be isolated incidences and not a trend which would have a material negative effect on the future operational results.

The following narrative addresses the risk elements in the loan portfolio and the factors considered in determining the amount of the allowance for loan losses:

The general risk elements which are found in the loan portfolio include changes in the ability of the borrower to repay due to changing economic conditions caused by unemployment, inflation, reduced cash flow, rising taxes, and increased costs for borrowers on fixed incomes. Inherent credit risks include possible undervalued collateral due to depreciation over time, environmental concerns, and excessive indebtedness by individual borrowers.

Table 5
Pinnacle Financial Corporation and Subsidiaries
Allowance for Loan Losses (continued)


     Specific risk elements associated with each lending category are as follows:

Commercial, financial, and agricultural      Industry concentrations,
                                             inability to monitor the
                                             condition of collateral
                                             (inventory, accounts
                                             receivable, and vehicles),
                                             lack of management
                                             expertise, increased
                                             competition and specialized
                                             or obsolete equipment as
                                             collateral.

Real estate - construction                   Inadequate collateral and
                                             long-term financing
                                             agreements.

Real estate - mortgage                       Changes in local economy and
                                             caps on variable
                                             rate loans.

Installment loans to individuals             Loss of employment, changes
                                             in local economy, the
                                             inability to monitor
                                             collateral (vehicle, boats,
                                             mobile homes) and limited
                                             personal contact as a
                                             result of indirect lending
                                             through dealers.

                               Allocation of the Allowance for Loan Loss

                                                      1996             1995             1994            1993              1992
                                                      ----             ----             ----            ----              ----
Domestic:
 Commercial, financial and agricultural             $363,000         $246,000         $303,000         $312,385         $297,871
 Real Estate-construction                                  0                0                0                0                0
 Real Estate-mortgage                               $155,000          141,500           71,443          121,510           69,493
 Installment loans to individuals                     18,000           17,000           17,000           24,000           15,927
 Lease financing                                           0                0                0                0                0
Foreign                                                    0                0                0                0                0
Unallocated                                        1,306,152        1,424,222        1,383,124        1,311,374        1,072,609
                                                   ---------        ---------        ---------        ---------        ---------
                                                  $1,842,152       $1,828,722       $1,774,567       $1,769,269       $1,455,900
                                                   =========        =========        =========        =========        =========

Table 6
Pinnacle Financial Corporation and Subsidiaries
Deposits


The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                          1996                         1995                           1994
                              -------------------------      ------------------------     --------------------------
                                  Amount          Rate          Amount          Rate         Amount            Rate
                                  ------          ----          ------          ----         ------            ----
Demand deposits:
  Noninterest bearing        $ 29,866,520            --      $28,769,966           --     $ 28,140,792          --
  Interest-bearing             46,831,618         2.55%       40,985,284        2.72%       42,639,564         2.54%
Savings deposits               16,535,228         3.06%       17,245,968        3.12%       18,325,760         2.93%
Time deposits                 102,933,382         5.37%       94,010,131        5.23%       88,346,946         4.39%
                              -----------                    -----------                   -----------

    Totals                   $196,166,748                   $181,011,349                  $177,453,062
                              ===========                    ===========                   ===========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows:

                                          Time Certificates
                                             of Deposit
                                             ----------

Within 3 months                              $3,711,037
After 3 through 6 months                      3,301,355
After 6 through 12 months                     6,313,547
After 12 months                               4,287,846
                                             ----------
     Total                                  $17,613,785
                                             ==========


Table 7
Selected Ratios

The following table sets out certain ratios of Pinnacle for the years indicated.

                                                      1996            1995               1994
                                                      ----            ----               ----
Net income to:
  Average shareholders' equity                        14.67%          15.19%            14.11%
  Average asset                                        2.01%           2.03%             1.76%
Dividends to net income                               29.90%          30.48%            31.72%
Average equity to average assets                      13.70%          13.35%            12.49%

Table 8
Pinnacle Financial Corporation and Subsidiaries
Analysis of Interest Rate Sensitivity



The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 1996 with no prepayment assumptions. Also included are the related periodic and cumulative gaps for each period.

                                                                                  One Year
                                                    0-3            4-12            Through           Over
                                                   Months          Months         Five Years       Five Years          Total
                                                   ------          ------         ----------       ----------          -----
Earning assets:

Federal funds sold                              $   661,972     $         0      $          0      $         0     $    661,972
Taxable investment securities                     3,502,825       7,225,030        58,156,125        2,208,942       71,092,922
Nontaxable investment securities                    896,393         854,469         7,866,989        6,437,734       16,055,585
Loans                                            59,218,027      23,299,565        48,302,738        2,390,393      133,210,723
                                                 ----------      ----------        ----------       ----------      -----------
Total earning assets                            $64,279,217     $31,379,064      $114,325,852      $11,037,069     $221,021,202


Interest bearing liabilities:
-----------------------------

Time deposits                                   $28,471,845     $55,751,627      $ 23,208,507      $    28,839     $107,460,818
Other interest bearing deposits                  60,903,412               0                 0                0       60,903,412
Fed Funds Purchased                                 110,000               0                 0                0          110,000
                                                 ----------      ----------        ----------       ----------      -----------
Total interest bearing liabilities              $89,485,257     $55,751,627      $ 23,208,507      $    28,839     $168,474,230

Gap summary
-----------
Periodic net earning assets                    ($25,206,040)   ($24,372,563)     $ 91,117,345      $11,008,230      $52,546,972

Cumulative net earnings assets                 ($25,206,040)   ($49,578,603)     $ 41,538,742      $52,546,972     $105,093,944

Cumulative ratio of earning assets
  to interest bearing liabilities                    71.83%          65.86%           124.66%          131.19%          131.19%

The rate sensitivity analysis table is designed to demonstrate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Pinnacle's assets and liabilities for the period shown. A ratio of greater than 100% of earning assets to interest bearing liabilities (more interest earning assets repricing in a given period than interest bearing liabilities) indicates that an increase in interest rates would generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income. Conversely, a ratio less than 100% of earning assets to interest bearing liabilities (less interest earning assets repricing in a given period than interest bearing liabilities) indicates that a decrease in interest rates would generally result in an increase in net income and an increase in interest rates would result in a decrease in net income. However, shifts in the structure of interest sensitive assets and liabilities are made by management in response to interest rate movements. These changes are made by sale of investment securities with varying maturity ranges and/or by varying the rates charged on loans and the rates paid on time deposits.

                                    29
Item 7.  FINANCIAL STATEMENTS

WHITTEMORE & SMITH, LLP
Certified Public Accountants
Hartwell Office:
P.O. Box 770
25 Chandler Center
Hartwell, Georgia  30643-0770


To the Board of Directors and Shareholders
Pinnacle Financial corporation and Subsidiaries
Elberton, Georgia 30635


               Independent Auditor's Report


We have audited the accompanying consolidated balance sheet of Pinnacle Financial Corporation and Subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Financial Corporation and Subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the years ended
December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

                              /s/ WHITTMAN & SMITH, LLP

                              Whittman & Smith, LLP

                               31
          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1996


Assets
------
     Cash and due from banks                                            $  7,025,730
     Federal funds sold                                                      661,972

     Securities available for sale                                         87,148,507
     Loans, net of allowance for credit
      loss of $1,842,152                                                  131,392,264

     Premises and equipment                                                 5,558,659
     Accrued interest receivable                                            2,864,465
     Foreclosed real estate                                                   491,859
     Other assets                                                           1,354,405
                                                                          -----------
             Total assets                                                $236,497,861
                                                                          -----------

Liabilities and Shareholders' Equity
------------------------------------

Liabilities
-----------

     Demand deposits                                                     $ 32,507,926
     Savings and NOW deposits                                              60,903,412
     Other time deposits                                                  107,460,818
                                                                          -----------
             Total deposits                                               200,872,156

     Federal funds purchased                                                  110,000
     Accrued interest and other liabilities                                 2,249,414
                                                                          -----------
             Total liabilities                                            203,231,570
                                                                          -----------
Shareholders' equity
--------------------
     Common Stock, $10 par value; 5,000,000 shares
      authorized, 768,000 shares issued and outstanding                     7,680,000
     Capital surplus                                                        7,280,000
     Retained earnings                                                     17,830,536
     Net unrealized appreciation on securities
      available for sale, net of deferred tax
      liability of $245,086                                                   475,755
                                                                          -----------
             Total shareholders' equity                                    33,266,291
                                                                          -----------
             Total liabilities and shareholders' equity                  $236,497,861
                                                                          -----------

                               32
           PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
              YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                   1996              1995
                                                               ------------     ------------
INTEREST INCOME
---------------
         Loans                                                 $ 13,254,005     $ 12,526,203
         Securities available for sale                            5,242,455        4,389,597
         Federal funds sold                                         235,698          302,468
                                                               ------------     ------------

                 Total interest income                           18,732,158       17,218,268
                                                               ------------     ------------
INTEREST EXPENSE
----------------
         Deposits                                                 7,231,630        6,571,481
                                                               ------------     ------------

                 Total interest expense                           7,231,630        6,571,481
                                                               ------------     ------------

NET INTEREST INCOME                                             11,500,528       10,646,787
------------------
         Provision for credit losses                               409,300          330,000
                                                               -----------      -----------
                 Net interest income after
                  provision for credit losses                   11,091,228       10,316,787
                                                              ------------      -----------
OTHER INCOME
------------
         Service charges on deposit accounts                     1,284,745        1,181,993
         Other service charges and fees                            389,134          317,030
         Other income                                              210,192          226,430
                                                              ------------       ----------

                 Total other income                              1,884,071        1,725,453
                                                              ------------       ----------

OTHER EXPENSES
--------------
         Salaries and employee benefits                          3,877,382        3,492,391
         Occupancy expense                                         944,762          858,645
         Net realized losses on sales of
          securities available for sale                                219           18,315
         Other expense                                           1,693,282        1,805,588
                                                               -----------     ------------

                 Total other expenses                            6,515,645        6,174,939
                                                              ------------     ------------
Income before income taxes                                       6,459,654        5,867,301
Income tax expense                                               1,836,190        1,583,654
                                                              ------------     ------------
Net income                                                    $  4,623,464     $  4,283,647
                                                              ------------     ------------
Net income per share of common stock                              $6.02            $5.58
                                                              ------------     ------------
Average shares outstanding                                        768,000          768,000
                                                              -----------      ------------

                               33
          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                    Net Unrealized
                                                                                    Appreciation/
                                                                                    (Depreciation)          Total
                                               Common       Capital    Retained     on Available for     Shareholders'
                                               Stock        Surplus    Earnings     Sale Securities         Equity
                                               -----        -------    --------     ----------------     -------------
Balance, December 31, 1994                  $7,680,000    $7,280,000  $11,611,425     $(   967,370)      $ 25,604,055

Net income for 1995                                                     4,283,647                           4,283,647

Cash dividends paid-$1.70 per share                                    (1,305,600)                         (1,305,600)

Net change in unrealized appreciation/
 (depreciation) on securities available
 for sale, net of taxes                                                                  1,877,101          1,877,101
                                           -----------   -----------  -------------    -----------         ----------

Balance, December 31, 1995                   7,680,000     7,280,000   14,589,472          909,731         30,349,203

Net income for 1996                                                     4,623,464                           4,623,464

Cash dividends paid-$1.80 per share                                    (1,382,400)                         (1,382,400)

Net change in unrealized appreciation/
 (depreciation) on securities available
 for sale, net of taxes                                                                (   433,976)        (  433,976)
                                           -----------   -----------  ------------    ------------       ------------
Balance, December 31, 1996                  $7,680,000    $7,280,000   $17,830,536    $    475,755       $ 33,266,291
                                          ============   ===========  ============    ============       ============

                               34
          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                   1996             1994
                                                                                              ------------     --------------
Cash flows from operating activities
         Net income                                                                           $  4,623,464     $   4,283,647
         Adjustments to reconcile net income to net cash provided by operating activities:
                 Depreciation and amortization                                                     410,422           423,307
                 Provision for credit losses                                                       409,300           330,000
                 Deferred income taxes                                                        (      2,053)    (      25,104)
                 Net realized losses on securities available for sale                         (        219)    (      18,315)
                 Increase in accrued interest receivable and other assets                     (    485,541)    (     151,234)
                 Increase (decrease) in accrued expenses and other liabilities                (     18,507)          487,378
                                                                                              ------------     -------------
                 Total adjustments                                                                 313,402         1,046,032
                                                                                              ------------     -------------
Net cash provided by operating activities                                                        4,936,866         5,329,679
                                                                                              ------------     -------------
Cash flows from investing activities
         Net (increase) decrease in federal funds sold                                           7,400,907     (   7,502,879)
         Purchase of securities available for sale                                            ( 44,276,293)    (  27,756,336)
         Proceeds from sales of securities available for sale                                   15,502,634        10,441,510
         Proceeds from maturities of securities available for sale                              19,067,269        13,571,846
         Net increase in loans                                                                ( 12,164,551)    (   3,434,356)
         Purchases of premises and equipment                                                  (  1,202,107)    (     316,083)
                                                                                              ------------     -------------

         Net cash used by investing activities                                                  15,672,141)    (  14,996,298)
                                                                                              ------------     -------------

Cash flows from financing activities
         Net increase in non-interest bearing demand, savings
          and NOW deposit accounts                                                               1,811,282         4,390,095
         Net increase in time deposits                                                          11,142,747         5,881,215
         Net increase (decrease) in federal funds purchased                                        110,000     (     540,000)
         Dividends paid                                                                       (  1,382,400)    (   1,305,600)
                                                                                              ------------     -------------

         Net cash provided by financing activities                                              11,681,629         8,425,710
                                                                                              ------------     -------------

Net increase (decrease) in cash and due from banks                                                 946,354     (   1,240,909)
Cash and due from banks at January 1                                                             6,079,376         7,320,285
                                                                                              ------------     -------------

Cash and due from banks at December 31                                                        $  7,025,730     $   6,079,376
                                                                                              ------------     -------------

Interest paid                                                                                 $  7,110,658     $   6,342,922
                                                                                              ------------     -------------

Income taxes paid                                                                             $  1,925,258     $   1,551,098
                                                                                              ------------     -------------

The accompanying notes are an integral part of these financial statements.

                               35
         PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting practices of the company conform with general practice within the banking industry. The following is a summary of the more significant policies:

     NATURE OF OPERATIONS. The company provides a variety of financial services to individuals and corporate customers in counties of Northeast Georgia through its two bank subsidiaries. The company's primary deposit products include non-interest and interest-bearing checking accounts, savings accounts, and certificates of deposit. The company offers various lending products with a substantial portion of the portfolio collateralized by real estate (See Note 3).

      CONSOLIDATION. The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, First National Bank in Elberton and Tri-County Bank of Royston. All significant intercompany accounts and transactions have been eliminated in consolidation. In December, 1996 the bank holding company and two subsidiaries agreed upon a proposed merger to be effective December 31, 1997.

     BASIS OF ACCOUNTING. The company utilizes the accrual basis of accounting. The accrual basis of accounting gives recognition to income and expenses when earned or incurred rather than when received or paid.

     ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS. For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks".

     SECURITIES AVAILABLE FOR SALE. Securities available for sale consist of all debt securities and certain equity securities not classified as trading securities nor as held to maturity securities. The company has classified all debt securities as available for sale. From time to time, the company may decide to sell certain securities prior to maturity for liquidity, tax planning, and other valid business purposes.

     Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

     Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Non-temporary declines in the fair value of held to maturity and available for sale securities below their cost, if any, would result in write-downs of the individual securities to their fair value. These related write-downs would be included in earnings as realized losses. (See Note 2).

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                               36
         PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
              YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     LOANS AND ALLOWANCE FOR CREDIT LOSSES. Loans are stated at the amount of unpaid principal reduced by unearned discount and an allowance for credit losses. Unearned discount on older installment loans is recognized as income over the terms of the loans by the interest method. Interest on newer loans is calculated by using the simple interest method on daily outstanding balances (See Note 3).

     The allowance for credit losses is maintained at a level adequate to absorb probable losses on existing loans which may become uncollectible. Management determines the adequacy of the allowance based on reviews of individual credits, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other pertinent factors. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of change that is reasonably possible cannot be estimated (See Note 4).

     INTEREST INCOME ON LOANS. Interest on loans is accrued and credited to income based on the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed from income.

     LOAN ORIGINATION FEES AND COSTS. The effect of the capitalization of loan fees and loan origination costs has been computed by management and does not have a material impact upon these financial statements.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. In the ordinary course of business the company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under personal lines of credit, commercial lines of credit, credit card arrangements, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable (See Note 14).

     PREMISES AND EQUIPMENT. Premises and equipment are recorded at cost less accumulated depreciation computed by the straight line method over the estimated useful lives of the assets (SeeNote 5).

     OTHER REAL ESTATE. Real estate acquired through foreclosure is generally carried at the lower of cost or fair value minus estimated cost to sell.

     PENSION COSTS. Pension costs are charged to salaries and employee benefits expense and are funded as accrued (See Note
9).

     ADVERTISING COSTS. Generally, it is the company's policy to expense all advertising costs as incurred. Advertising costs associated with new products is immaterial to these financial statements.

                               37
         PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     INCOME TAXES. Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FAS Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes (See Note 10).

     NET INCOME PER SHARE OF COMMON STOCK. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

     FAIR VALUES OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the company in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

     Securities available for sale - Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices.

     Loans receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Accrued interest - The carrying amounts of accrued interest approximate their fair values.

     Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (See Note 14).

                                38
         PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 2 - INVESTMENT SECURITIES

     All investment securities are classified as available for sale and recorded at their estimated fair market values in accordance with the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The carrying amounts and estimated market values of investment securities are summarized below.

                                                                                                        Estimated
                                                 Amortized       Unrealized           Unrealized         Market
                                                Cost Basis          Gains               Losses            Value
                                                ----------       ----------           ----------        ---------
    Securities available for sale:

    December 31, 1996:
    U.S. Treasury                               $17,946,379       $  111,557         ($   19,581)      $18,038,355
    U.S. Government agencies                     51,723,842          152,716         (   253,507)       51,623,051

    State and Municipals                         15,882,925          736,325         (    13,305)       16,605,945

    Mortgage-backed securities                      740,120            9,182         (     2,546)          746,756
    Other securities                                134,400            --                   --             134,400
                                                 ----------        ---------          ----------        ----------
                                                $86,427,666       $1,009,780         ($  288,939)      $87,148,507
                                                 ==========        =========          ==========        ==========
    December 31, 1995:
    U.S. Treasury                               $23,945,994       $   80,794         ($   39,539)      $23,987,249
    U.S. Government agencies                     33,848,393          315,464         (    63,224)       34,100,633
    State and Municipals                         17,695,262        1,074,312         (     1,945)       18,767,629
    Mortgage-backed securities                      873,444           12,519                --             885,963
    Other securities                                134,400            --                   --             134,400
                                                 ----------        ---------          ----------        ----------
                                                $76,497,493       $1,483,089         ($  104,708)      $77,875,874
                                                 ==========        =========          ==========        ==========

         The scheduled maturities of securities at December 31, 1996 were as follows:

                                                              Amortized               Estimated
                                                             Cost Basis             Market Value
                                                             ----------             ------------
    Securities available for sale:
    Due in one year or less                                 $12,438,245              $12,478,717
    Due after one year through five years                    65,658,103               66,023,114
    Due after five years through ten years                    7,029,174                7,257,782
    Due after ten years                                       1,302,144                1,388,894
                                                             ----------               ----------
                                                            $86,427,666              $87,148,507
                                                             ==========               ==========

    Nontaxable and taxable interest income on securities available for sale were as follows:

                                                   1996                    1995
                                                   ----                    ----

                 Nontaxable                    $1,093,613              $1,239,536
                 Taxable                        4,148,842               3,150,061
                                                ---------               ---------
                                               $5,242,455              $4,389,597
                                                =========               =========

                               39
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 2 - INVESTMENT SECURITIES - (CONTINUED)

  Gross realized gains and gross realized losses on sales of securities available for sale were:

                                                               1996          1995
                                                               ----          ----
     Gross realized gains:
        U.S. Government and agency securities               $ 4,425       $   247
        State and municipal securities                        2,322        20,187
                                                              -----        ------
                                                            $ 6,747       $20,434
                                                             ======        ======

     Gross realized losses:
        U.S. Government and agency securities               $ 6,479       $38,346
        State and municipal securities                          487           403
                                                             ------        ------
                                                            $ 6,966       $38,749
                                                             ======        ======

  Investment securities, with a carrying value of approximately
$21,888,334 at December 31, 1996 and $13,789,275 at December 31, 1995,
were pledged to secure public deposits. The market value for such pledged securities were approximately $22,147,940 and $14,195,654 at December 31, 1996 and 1995, respectively.



Note 3 - Loans

  The components of loans in the consolidated balance sheets were as follows:

                                                              December 31
                                                   ---------------------------------
                                                      1996                   1995
                                                      ----                   ----
    Commercial                                     $18,406,805           $17,273,462
    Real estate construction                         2,975,741             1,495,269
    Commercial real estate                          47,090,661            41,635,136
    Residential real estate                         40,923,124            38,501,421
    Consumer                                        23,838,085            22,560,447
                                                    ----------            ----------

         Total loans                               133,234,416           121,465,735
    Allowance for credit losses                      1,842,152             1,828,722
                                                   -----------           -----------

       Net loans                                  $131,392,264          $119,637,013
                                                   ===========           ===========

         The accrual of interest has been discontinued on loans amounting to $234,594 at December 31, 1996 and $282,434 at December 31, 1995. The
effect on interest income was $23,891 and $25,668 for 1996 and 1995, respectively.

                               40
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 1996 AND 1995

Note 4 - Allowance for Credit Losses
     An analysis of the change in the allowance for credit losses follows:

                                                            December 31
                                                      ---------------------------
                                                      1996                   1995
                                                      ----                   ----
         Balance at January 1                      $1,828,722            $1,774,567
                                                    ---------             ---------
            Credits charged off                   (   446,493)          (   337,316)
            Recoveries                                 50,623                61,471
                                                    ---------             ---------
               Net credits charged off            (   395,870)          (  275,845)
          Provision for credit losses                 409,300              330,000
                                                    ---------             --------
         Balance at December 31                    $1,842,152            $1,828,722
                                                    =========             =========

         First National Bank in Elberton and Tri-County Bank of Royston grant agribusiness, commercial, residential and consumer loans to individuals and a variety of firms and corporations located primarily in counties of Northeast Georgia. Although the subsidiary banks have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     Impairment of loans having carrying values of $738,959 and $730,893 in 1996 and 1995, respectively has been recognized in conformity with FAS 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was $536,000 and $266,000 in 1996 and 1995, respectively. For impairment recognized in conformity with FAS 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

Note 5 - Bank Premises and Equipment

     Components of premises and equipment included in the consolidated balance sheets at December 31, 1996 and 1995 were as follows:

                                                               December 31
                                                   --------------------------------
                                                         1996                 1995
                                                         ----                 ----
         Land                                      $   843,174         $    610,572
         Land improvements                             312,662              312,662
         Buildings                                   3,073,276            3,048,276
         Building improvements                         355,596              355,596
          Furniture & fixtures                       4,396,292            4,086,746
         Building under construction                   640,841                5,885
                                                     ---------            ---------
             Total cost                              9,621,841            8,419,737
         Accumulated depreciation                  ( 4,063,182)         ( 3,652,763)
                                                     ----------          ----------

             Net book value                         $5,558,659           $4,766,974
                                                     =========            =========

                                41
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 5 - BANK PREMISES AND EQUIPMENT - (CONTINUED)

     Premises and equipment are stated at cost less accumulated depreciation. The company uses the straight line method of computing depreciation using asset lives which approximate their economic useful lives. Depreciation expense included in occupancy expense for 1996 and 1995 was $410,422 and $423,307, respectively.

     In May, 1995 the Georgia Department of Transportation condemned a portion of the property and accessibility to the downtown branch of First National Bank in Elberton due to the expansion of Highway 17. A new downtown branch facility is currently under construction to be completed in 1997. Construction of a branch facility is also in progress at the new Hartwell branch.

NOTE 6 - OTHER ASSETS AND OTHER LIABILITIES

     The major components of other assets and other liabilities are as follows:

                                                                       1996             1995
                                                                       ----             ----
         Other Assets:
           Deferred income taxes                                    $   54,671       $    --
           Cash surrender value of life insurance                      968,176          930,536
           Prepaid income tax                                          115,530           35,121
           Other                                                       216,028          158,232
                                                                     ---------       ----------

                                                                    $1,354,405       $1,123,889
                                                                     =========        =========

         Accrued interest and other liabilities:
           Accrued interest payable                                 $1,521,585       $1,400,613
           Compensation and retirement deferral                        539,633          529,840
           Deferred income taxes                                         --             170,945
           Other                                                       188,196          166,523
                                                                     ---------        ---------

                                                                    $2,249,414       $2,267,921
                                                                     =========        =========

Note 7 - Deposits

         Deposit account balances by maturity at December 31, 1996 are as follows:

                                                         0-3 Months       4-12 Months         1-5 Years          Total
                                                         ----------       -----------         ---------          -----
         Demand deposits, savings
            and NOW deposits                            $ 93,411,338      $   --            $    --           $93,411,338
         Time deposits under $100,000                     19,715,117       42,310,648        18,540,342        80,566,107
         Time deposits over $100,000                       8,756,729       13,440,978         4,697,004        26,894,711
                                                         -----------       ----------        ----------       -----------

                                                        $121,883,184      $55,751,626       $23,237,346      $200,872,156
                                                         ===========       ==========        ==========       ===========

         The amount of demand deposits reclassified as loans were $305,839 and $153,094 at December 31, 1996 and 1995, respectively.

                               42
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 8 - SHORT-TERM BORROWINGS

     Federal funds purchased generally mature within one to four days from the transaction date. The company had federal funds purchased for a minimum number of days at the end of 1996. Interest expense in the amount of $1,520 was incurred on these amounts which was netted with interest income on federal funds sold.


NOTE 9 - EMPLOYEE BENEFITS AND EMPLOYEE STOCK OWNERSHIP PLAN

     The company maintains defined contribution 401(k) profit sharing plans covering substantially all full-time employees. Employee contributions to the plans are based on salary levels and are discretionary, but the maximum employer contribution may not exceed 6% of gross salaries in any year. Employer contribution expense included in salaries and employee benefits for the 401(k) plans was $58,517 in 1996 and $53,664 in 1995.

     An Employee Stock Ownership Plan (ESOP) was adopted by First National Bank in Elberton in 1992 and Tri-County Bank of Royston in 1993. The ESOP is a non-contributory qualified stock bonus plan established to accumulate shares of Pinnacle Financial Corporation common stock in the ESOP trust for the benefit of all eligible employees. Contributions to the plan are made at the discretion of the Board of Directors.

     The trust assets will be allocated among the employee participants who will receive distributions of cash and stock upon their termination, death, long-term disability or retirement. At that time, the employee will have the option to retain the stock or exercise a put option whereby the trust is obligated to acquire the stock. Any subsequent transfer by the employee after the put option expires is subject to an employer's right of first refusal which provides that the stock must first be offered to the employer and then to the trust prior to transfer. The company will fund future obligations to reacquire employee owned securities distributed from the ESOP. As of December 31, 1996, the ESOP had purchased no qualified employer securities but had incurred liabilities of $47,840 which were paid to retiring employees from trust assets. Contribution expense included in salaries and employee benefits for the ESOPs were $311,479 in 1996 and $275,736 in 1995.


NOTE 10 - INCOME TAXES

     The consolidated provision for income taxes consisted of the following:

                                                       Years Ended December 31
                                                   --------------------------------
                                                      1996                 1995
                                                      ----                 ----
         Current provision - federal               $1,838,243           $1,608,758
         Deferred portion                         (     2,053)         (    25,104)
                                                   ----------           ----------
                                                   $1,836,190           $1,583,654
                                                    =========            =========

                               43

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 10 - INCOME TAXES - (CONTINUED)

     The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 1996 and 1995, as indicated in the following analysis:

                                                        1996        1995
                                                        ----        ----
     Statutory rates                                   34.0%       34.0%
     Increase (decrease) resulting from:
        Effect of tax-exempt income                   ( 6.3%)     ( 8.2%)
        Interest and other nondeductible expenses       1.0%        1.5%
        Other, net                                    (  .3%)     (  .3%)
                                                       -----       -----
                                                       28.4%       27.0%
                                                       =====       =====

     The components of the deferred income tax asset (liability) included in other assets (liabilities) are as follows:

                                                       1996            1995
                                                       ----            ----
     Deferred tax liability - federal            ($  245,086)     ($  795,673)
     Deferred tax asset - federal                    299,757          624,728
                                                   ---------        ---------

     Net deferred tax asset (liability)           $   54,671      ($  170,945)
                                                   =========        =========


     The tax effects of each type of significant item that gave rise to deferred taxes are as follows:
                                                     Years Ended December 31
                                                     -----------------------
                                                       1996           1995
                                                       ----           ----
     Tax depreciation in excess of book
        depreciation                               ($317,242)       ($312,779)
     Excess of book provision for loan
        losses over deduction for federal
        income tax purposes                          471,120          466,554
     Accretion of discount on state and
        municipal investment securities            (  20,511)       (  14,245)
     Non-deductible deferred directors'
        fees and interest                             75,770           70,637
     Other real estate owned cost
        capitalization for tax purposes               47,414           26,333
     Non-deductible retirement benefit                17,197           17,197
     Non-accrual loan interest for tax
        purposes                                      26,009           44,007
     Unrealized gain/losses on securities          ( 245,086)        (468,649)
                                                     -------          -------
     Total deferred tax asset (liability)           $ 54,671        ($170,945)
                                                     =======          =======

                               44
            PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
             YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 10 - INCOME TAXES - (CONTINUED)

     Consolidated federal and state income tax returns are filed for the holding company and subsidiaries and the actual tax liability or benefit is allocated to each member of the group for the taxable year as would be determined on a separate return basis. Any carryovers and carrybacks of tax attributes from separate return years are given full effect in determining separate company tax liability or benefit if such items are availed of in reducing the consolidated tax liability of the affiliated group.


NOTE 11 - RELATED-PARTY TRANSACTIONS

     In the normal course of business, executive officers and directors of the company and its bank subsidiaries, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank subsidiaries (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of activity for related party loans for 1996 and 1995:

                                              1996                 1995
                                              ----                 ----
         Beginning balance                $1,839,982           $1,751,796
                 New loans                 6,609,539            1,680,401
                 Repayments               (4,306,440)          (1,592,215)
                                           ---------            ---------

         Ending balance                   $4,143,081           $1,839,982
                                           =========            =========

         The company had deposits of approximately $5,158,002 for related parties at December 31, 1996.



Note 12 - Executive Retirement Benefits

     As of December 1996, both bank subsidiaries have established non-qualified executive salary continuation plans which will provide benefits to each bank's President and Chairman of the Board of Directors upon retirement. This retirement benefit amount will be determined each year using a life insurance contract indexed as if purchased on the effective date of the plan. The banks are not required to fund the plans nor obligated to purchase such life insurance policies.

                               45
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

     The company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

NOTE 14 - FINANCIAL INSTRUMENTS

     The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments consist of commitments to extend credit, personal lines of credit, commercial lines of credit, and credit card arrangements and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.

     The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual notional amount of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     A summary of the company's financial instruments whose contract amounts represent credit risk at December 31, 1996 and 1995 are as follows:

                                                           1996          1995
                                                           ----          ----
     Commitments to extend credit                       $1,800,000   $   805,051
         Credit card arrangements                        1,853,136     1,615,356
         Undisbursed lines of credit                     9,485,131     8,336,783
         Standby letters of credit                       1,651,200     1,537,730
                                                         ---------     ---------

                                                       $14,789,467   $12,294,920
                                                        ==========    ==========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

     Standby letters of credit written are conditional commitments issued by the company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

     In accordance with resolutions adopted by the Board of Directors, the company does not have derivative financial instruments, therefore, FAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" does not have an effect on the company.

                              46
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 14 - FINANCIAL INSTRUMENTS - (CONTINUED)

     The estimated fair values of the company's financial instruments were as follows ($ in thousands):

                                                                 December 31, 1996                 December 31, 1995
                                                            -----------------------------------------------------------
                                                            Carrying            Fair          Carrying            Fair
                                                             Amount            Value           Amount            Value
                                                             ------            -----          --------           -----
         Financial assets:
           Cash and due from banks                          $  7,026         $  7,026         $  6,079         $  6,079
           Federal funds sold                                    662              662            8,063            8,063
           Securities available for sale                      87,148           87,105           77,876           77,997
           Loans receivable, net                             131,392          131,032          119,637          120,156
           Accrued interest receivable &
              other assets                                    10,270           10,270            8,990            8,990

         Financial liabilities:
           Deposits                                         $200,872         $193,076         $187,918         $176,416
           Federal funds purchased                               110              110
           Accrued interest payable &
              other liabilities                                2,249            2,249            2,268            2,268

         Off-balance-sheet instruments:
           Commercial lines of credit                                        $      3                          $     26
           Standby letters of credit                                                1                                 8

NOTE 15 - NEW BRANCH LOCATIONS AND PROPOSED MERGER

     On September 9, 1996, First National Bank in Elberton opened a new branch location in Hartwell, Georgia and Tri-County Bank of Royston opened a new branch location in Lavonia, Georgia. A new facility is currently under construction in Hartwell to be completed in early 1997. The Lavonia branch is currently leasing its facilities.

     In December, 1996, the bank holding company and subsidiaries announced their intent to merge the subsidiaries. The proposed merger would take effect December 31, 1997.


NOTE 16 - DIVIDENDS FROM SUBSIDIARIES

     Dividends paid by the bank subsidiaries are the primary source of funds available to the company. Statutes and regulations impose restrictions on the amount of dividends that may be declared by the bank subsidiaries. Aggregate dividends of approximately $6,853,000 can be declared by the bank subsidiaries without prior regulatory approval. The primary restrictions are as follows:

     First National Bank in Elberton is subject to the dividend restrictions set forth by the Comptroller of the Currency (OCC). Under such restrictions, First National Bank in Elberton may not, without the prior approval of the OCC, declare dividends in any calendar year in excess of the sum of the current year's earnings plus the retained earnings from the preceding two years.

     Tri-County Bank of Royston, as a state-chartered bank, is subject to the dividend restrictions of the Georgia State Department of Banking and Finance. Tri-County Bank of Royston must notify the Department of Banking if dividends declared or anticipated to be declared in a calendar year are more than fifty percent of the net earnings for the previous year.

                               47

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 17 - REGULATORY MATTERS

     The banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1996, the banks are required to have a minimum 4.00% Tier 1 ratio, a minimum 8.00% total capital ratio, and a minimum 4.00% core/leverage capital ratio. The actual ratios of the consolidated company at that date were 23.45%, 24.70%, and 14.26%, respectively.

     At December 31, 1996, First National Bank in Elberton was required to maintain a minimum deposit of $25,000 with the Federal Reserve Bank of Atlanta for clearings.



NOTE 18 - PINNACLE FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION


                                       Balance Sheet
                                     December 31, 1996
                                     -----------------
                                                                  1996
                                                                  ----
Assets
------
Cash                                                           $    30,242
Investment in subsidiaries                                      33,238,191
Furniture and fixtures, net of accumulated
  amortization of $1,079                                             1,080
Other assets                                                          --
                                                                ----------
                                                               $33,269,513
                                                                ==========

Liabilities and Shareholders' Equity
------------------------------------
Due to subsidiaries                                            $     3,222
Common stock                                                     7,680,000
Capital surplus                                                  7,280,000
Retained earnings                                               17,830,536
Unrealized appreciation on securities, net of tax                  475,755
                                                                ----------
                                                               $33,269,513
                                                                ==========

                               48
             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 YEARS ENDED DECEMBER 31, 1996 AND 1995


NOTE 18 - PINNACLE FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

                                Statements of Income
                          Years ended December 31, 1996 and 1995
                                                                            1996                1995
                                                                            ----                ----
Income:
   Dividends from subsidiaries                                           $1,450,480           $1,372,200

Expenses:
   Other expenses                                                           109,642               89,152
                                                                          ---------            ---------
         Income before income taxes and equity in
         undistributed net income of subsidiaries                         1,340,838            1,283,048

Income tax benefit                                                       (   37,278)          (   30,311)
                                                                          ---------            ---------
         Net income before equity in undistributed
         net income of subsidiaries                                       1,378,116            1,313,359

Equity in undistributed net income of subsidiaries                        3,245,348            2,970,288
                                                                          ---------            ---------
         Net income                                                      $4,623,464           $4,283,647
                                                                          =========            =========

                                                            Statements of Cash Flows
                                                     Years ended December 31, 1996 and 1995


                                                                             1996                1995
                                                                             ----                ----
Cash flows from operating activities
   Net income                                                            $4,623,464           $4,283,647
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Amortization                                                           432                  432
         Equity in undistributed net income of
            subsidiaries                                                ( 3,245,348)         ( 2,970,288)
         (Increase) decrease in prepaid expenses                             16,913          (    16,913)
         Increase (decrease) in due to subsidiaries                           3,222          (     5,714)
                                                                          ---------            ---------
Net cash provided by operating activities                                 1,398,683            1,291,164
                                                                          ---------            ---------
Cash flows from financing activities:
   Dividends paid                                                       ( 1,382,400)         ( 1,305,600)
                                                                          ---------            ---------

Net cash used by financing activities                                   ( 1,382,400)         ( 1,305,600)
                                                                          ---------            ---------

Net increase (decrease) in cash and cash equivalents                         16,283          (    14,436)
Cash and cash equivalents at January 1                                       13,959               28,395
                                                                          ---------            ---------
Cash and cash equivalents at December 31                                 $   30,242           $   13,959
                                                                          =========            =========

                              49
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

     During the Company's two most recent fiscal years, the Company did not change accountants and had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.


                                PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS

     The directors and executive officers of Pinnacle, the respective ages, directorships in publicly owned companies, positions with Pinnacle, principal occupations and the Pinnacle common stock owned beneficially by them as of January 31, 1997 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 768,000 shares outstanding on March 15, 1997.

                                                                                      Number of Shares Owned
                                                                                           Beneficially
               Name                       Age         Position with Pinnacle            (Percent of Class)
               ----                       ---         ----------------------            ------------------
 Maurice Bond                             62          Director                                  996*
 Charles Bradshaw                         73          Director                                1,600*

 H. Thomas Brown                          45          Director                                  100*

 W. Anderson Dilworth                     67          Director                                4,720*
 Linton W. Eberhardt                      57          President and Director                    600*

 William F. Grant                         66          Director                                5,064*<F1>
 L. Jackson McConnell                     59          Chairman, Chief Executive             395,186 (51.5%)<F2>
                                                      Officer and Director

 James E. Purcell                         56          Executive Vice President                3,400*
                                                      and Director

 C. Lewis Shurbutt                        67          Director                                5,000*
                                                                                            416,566 (54.2%)
 All directors and  executive
 officers as a group (9
 persons)
_________________
*Less than one percent.

<F1>     Does not include 392 shares held by Judge Grant's wife as to which he disclaims beneficial ownership.
<F2>     Includes 391,813 shares held by the JAM Family Partnership I,
         L.P. and by the JAM Family Partnership II, L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

                                    50
         The following is a brief description of the business experience of the directors and executive officers of Pinnacle who, except as otherwise indicated, have been or were engaged in their present or last principal employment, in the same or a similar position, and in the described position, for more than five years:

         Mr. Bond is President and the owner of Bond Realty and has been a director of First National since January 1975 and director of Pinnacle since March 1996.

         Mr. Bradshaw was the General Administrator of Advocate Press, a printing company, until his retirement in 1991. Mr. Bradshaw has been a director of Royston since 1969 and was elected as a director of Pinnacle on March 21,1996.

         Mr. Brown is the Administrator of Cobb Memorial Hospital in Royston. He has been a director of Royston since 1991, and a director of Pinnacle since March 21, 1996.

         Mr. Dilworth is the owner of Dills Food City, Inc., a retail food store with locations in Royston, Lavonia and Hiawassee, Georgia, and has been a director of Royston since 1981 and Pinnacle since March 8, 1995.

         Mr. Eberhardt has been the Chairman, President and CEO of Royston since 1986 and a director of Royston since 1972. He was elected president and a director of Pinnacle on March 8, 1995.

         Judge Grant was the Chief Superior Court Judge of the Northern Judicial Circuit, State of Georgia until his retirement in 1996 and has been a Director of Pinnacle since 1983 and a director of First National since 1968.

         Mr. Shurbutt was a Vice President of First National until his retirement in 1995. Mr. Shurbutt has been a director of First National since 1983 and a director of Pinnacle since March 21, 1996.

         Mr. McConnell has been Chairman and a director of Pinnacle since 1983 and Chairman and CEO of First National from 1990 to present. He was also President of Pinnacle from 1983 through March 8, 1995. He was Chairman, President and CEO of First National from 1974 to 1990 and has been a director of First National and Royston since 1963.

         Mr. Purcell has been President of First National since 1990. Prior to that time he was Executive Vice President of First National. He has been a Director of First National since 1977, a director of Pinnacle since 1983 and Vice President of Pinnacle since September 1983.

         Mr. Shurbutt was a Vice President of First National until his retirement in 1995. Mr. Shurbutt has been a director of First National since 1983 and a director of Pinnacle since March 21, 1996.

         Except for Mr. Eberhardt and McConnell, who are brothers-in-law, there are no family relationships among the directors of Pinnacle.


ITEM 10.  EXECUTIVE COMPENSATION

         Pinnacle does not separately compensate any of its executive officers. The following table sets forth the annual and long-term compensation paid to the chief executive officer and each executive officer of First National and Royston whose salary and bonus exceeded $100,000 during the 1996 fiscal year from First National and Royston for fiscal years ending December 31, 1996, 1995, and 1994 (the "Named Executive Officers").

                                               Summary Compensation Table
                                                  Annual Compensation
                                               --------------------------
        Name and Principal                                           # of SARs              All Other
             Position                 Year      Salary ($)<F1>        granted          Compensation ($)<F2>
 ----------------------------------------------------------------------------------------------------------
 L. Jackson McConnell                 1996      $157,370(2)              -                  $21,000<F3>
 (Chairman and Chief Executive        1995      $155,117(2)              -                  $21,446<F4>
 Officer) of First National and       1994      $150,306(2)              -                  $17,780<F5>
 Pinnacle

 James E. Purcell                     1996      $139,507                 -                  $22,500<F6>
 President First National; Vice       1995      $133,266                 -                  $20,054<F7>
 President Pinnacle                   1994      $117,056               6,000                $16,610<F8>

 Linton W. Eberhardt                  1996      $102,325                 -                  $13,232 <F9>
 President Royston                    1995      $ 96,558                 -                  $10,426 <F10)
 President Pinnacle                   1994      $ 86,495                 -                  $ 9,482 <F11>

<F1>     Includes directors fees.

<F2>     Includes salary and directors fees Mr. McConnell received in
         1994, 1995 and 1996 as an officer and director of Royston.

<F3>     Includes $16,770 and $4,230 contributed by Pinnacle to Mr.
         McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F4>     Includes $17,237 and $4,209 contributed by Pinnacle to Mr.
         McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F5>     Includes $13,512 and $4,268 contributed by Pinnacle to Mr.
         McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F6>     Includes $18,750 and $3,750 contributed by Pinnacle to Mr.
         Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F7>     Includes $16,503 and $3,551 contributed by Pinnacle to Mr.
         Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F8>     Includes $13,352 and $3,358 contributed by Pinnacle to Mr.
         Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F9>     Includes $10,308 and $2,924 contributed by Pinnacle to Mr.
         Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F10>    Includes $7,831 and $2,695 contributed by Pinnacle to Mr.
         Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F11>    Includes $7,007 and $2,476 contributed by Pinnacle to Mr.
         Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.

Director's Compensation

         Directors of Pinnacle current receive $250 for each meeting of the Board of Directors of Pinnacle. The directors of First National currently receive a fee of $700 per month for service as a director. The directors of Royston currently receive $525 per monthly meeting.

Salary Continuation Agreement

         L. Jackson McConnell, Chairman and Chief Executive Officer of Pinnacle and First National and Vice Chairman of Royston, James E. Purcell, Vice President and a Director of Pinnacle and President of First National, and Linton W. Eberhardt, President and a Director and President of Royston entered into a non-qualified salary continuation agreement (the


                                52
"Salary Continuation Plans") with their First National which provide certain benefits upon their retirement and upon their death. Both the retirement and death benefits are determined at December 31st of each year based on the income performance of a single premium split dollar life insurance policy. Generally, the annual addition to his benefits is calculated based on the increase in the policy surrender value less a calculated charge for the use of the bank's money to fund the increase.

         The Salary Continuation Plan provides that, upon their retirement at age 65, the executive officers named above will receive annual retirement benefits for their lifetime. In addition, the plan provides a death benefit to their beneficiaries. If the executive officers should be discharged for cause, all benefits under the Salary Continuation Plan will be forfeited. If the executive officers are terminated after a change of control of Pinnacle (as defined in the Salary Continuation Plan), they will be entitled to receive the death benefits and the retirement benefits after reaching age 65 as if they had been continually employed by their respective banks until that time. The table below indicates the value of the death benefits and estimated retirement benefits, which are dependent upon the income performance of the life insurance policy, as of December 31, 1995 and 1996.

   Executive Officer           Date of              Death           Estimated              Death            Estimated
                              Agreement            Benefit           Annual                Benefit            Annual
                                                   Value             Retirement             Value          Retirement
                                                   12/31/96          Benefits             12/31/95           Benefits
                                                                     12/31/96                               12/31/95
--------------------------------------------------------------------------------------------------------------------
L. Jackson McConnell          10-24-95             $507,751          $30,947              $482,180          $30,947

James E. Purcell              12-16-94             $215,077          $21,748              $189,255          $21,748

Linton W. Eberhardt           11-10-94             $214,981          $20,212              $204,496          $20,212

                The stock appreciation rights plan established for Mr. James E. Purcell on January 1, 1992, was terminated on December
1, 1995. The plan consisted of 6,000 rights valued at $50,580 as of December 1, 1995. The $50,580 accrued in the Stock
Appreciation Rights Plan, but not paid to Mr. Purcell upon its termination, was a consideration in designing the amount of retirement benefits to be received by Mr. Purcell under the Salary Continuation Plan.




                                53
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Principal Holders of Stock

         The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Company Stock on March 15, 1997, the following information: (a) the owner's name,
(b) the number of shares of Company Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of and have sole voting and investment powers over their shares.

           Name and Address of       Number of Shares
             Beneficial Owner             Owned
                                    (Percent of Class)
           -------------------      -------------------
          L. Jackson McConnell      395,186<F1>(51.5%)
          884 Elbert Street
          Elberton, Georgia 30635

          JAM Family Partnership     197,950 (25.8%)
          I, L.P.
          884 Elbert Street
          Elberton, Georgia  30635

          JAM Family Partnership     193,863 (25.2%)
          II, L.P.
          884 Elbert Street
          Elberton, Georgia  30635

<F1> Includes 197,950 shares held by the JAM Family Partnership
     I, L.P. and 193,863 shares held by the JAM Family Partnership II, L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims benefit ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Banks have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of Pinnacle and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The registrant submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-23 under the Securities Exchange Act of 1934.


               Exhibit No.       Document


                 10.4            Flexible Premium Life Insurance Plan for
                                 L. Jackson McConnell dated October 24, 1995. *

                 10.5 Indexed Executive Salary Continuation Plan by and between First National Bank in Elberton and L. Jackson McConnell dated August 9, 1995. *

                 10.5 Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement for Linton Eberhardt, daved November 10, 1994.

                 22.0            Subsidiaries of Pinnacle Financial
                                 Corporation. *

                 25.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

                 27.0            Financial Data Schedule (for SEC use only)

             ___________________________
             * previously filed



                               55
                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PINNACLE FINANCIAL CORPORATION has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elberton, State of Georgia, on the 18th day of March, 1997.


               PINNACLE FINANCIAL CORPORATION



                    By:  /s/ L. Jackson McConnell
                             L. Jackson McConnell
                             Chairman and Chief Executive Officer

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints L. Jackson McConnell or Linton W. Eberhardt and either of them (with full power in each to act alone), as true and lawful attorneys-in-fact, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Registration Statement and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report Statement has been signed by the following persons in the capacities indicated on the 18th day of March, 1997.

        Signature          Title

/s/ L. Jackson McConnell          Chairman and Chief Executive
    L. Jackson McConnell          Officer (Principal Executive
                                  and Financial Officer) and Director

/s/ Linton W. Eberhardt           President and Director
    Linton W. Eberhardt


/s/ James E. Purcell              Vice President and Director
James E. Purcell

/s/ Maurice Bond                  Director
    Maurice Bond




/s/ C. Lewis Shurbutt            Director
    C. Lewis Shurbutt

_______________________          Director
W. Anderson Dilworth

/s/ William F. Grant             Director
    William F. Grant

_______________________          Director
H. Thomas Brown

/s/ Charles Bradshaw             Director
    Charles Bradshaw


/s/Mary Coyle Barden            Secretary (Principal Accounting Officer)
   Mary Coyle Barden

                              EXHIBIT INDEX



        Exhibit
        No.            Description of Exhibit
        -------        ----------------------

        10.5 Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement for
                        Linton Eberhardt, daved November 10, 1994.

        25.0 A Power of Attorney is set forth on the signature pages to this Form 10-K.

        27             Financial Data Schedule