Form 10QSB
period 1997-03-31
PINNACLE FINANCIAL CORP
filed 1997-05-15
CIK 910678

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 29549


                               FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

Commission File Number 33-67528


                      PINNACLE FINANCIAL CORPORATION
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

              Georgia                          58-1538862
-------------------------------   ---------------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization


884 Elbert Street,
P.O. Box 430, Elberton, Georgia                   30635-0430
----------------------------------------          -----------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number, including area code: (706) 283-2854
                                                --------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes /X/    No  / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF APRIL 30, 1997 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.
                      PINNACLE FINANCIAL CORPORATION


                                  INDEX


                                                               Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at
          March 31, 1997 and December 31, 1996                   1

          Consolidated Statements of Income for the Three
          Months ended March 31, 1997 and 1996                   2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and 1996             3

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                              5


PART II -      OTHER INFORMATION                                10


                                   I


                      PINNACLE FINANCIAL CORPORATION

                      PART I - FINANCIAL INFORMATION

                      Item 1.   Financial Statements


                                    II
              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1997 AND DECEMBER 31, 1996
                               (Unaudited)

                                                                             March 31,          December 31,
                                                                               1997                1996
                                                                             ---------          -----------
Assets
------
       Cash and due from banks                                             $  8,747,970        $  7,025,730
       Federal funds sold                                                     2,111,756             661,972

       Securities available for sale                                         86,340,065          87,148,507

       Loans, net of allowance for credit losses
         of $1,884,692 and $1,842,152, respectively                         133,321,614         131,392,264

       Premises and equipment                                                 6,519,932           5,558,659
       Accrued interest receivable                                            2,887,050           2,864,465
       Foreclosed real estate                                                   425,400             491,859
       Other assets                                                           1,432,203           1,354,405
                                                                            -----------         -----------
         Total assets                                                      $241,785,990        $ 36,497,861
                                                                            ===========         ===========

Liabilities
-----------
       Demand deposits                                                     $ 34,343,193        $ 32,507,926
       Savings and NOW deposits                                              63,405,591          60,903,412
       Other time deposits                                                  108,216,828         107,460,818
                                                                            -----------         -----------

         Total deposits                                                     205,965,612         200,872,156

       Federal funds purchased                                                        0             110,000
       Accrued interest and other liabilities                                 2,276,381           2,249,414
                                                                            -----------         -----------

         Total liabilities                                                  208,241,993         203,231,570
                                                                            -----------         -----------
Shareholders' equity
--------------------

       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding                    7,680,000           7,680,000
       Capital surplus                                                        7,280,000           7,280,000
       Retained earnings                                                     18,694,914          17,830,536
       Net unrealized appreciation on securities available for sale,
         net of taxes of ($57,139) and $245,086, respectively                  (110,917)            475,755
                                                                            -----------         -----------

         Total shareholders' equity                                          33,543,997          33,266,291

        Total liabilities and shareholders' equity                         $241,785,990        $236,497,861
                                                                            ===========         ===========

   The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (Unaudited)

                                                                               YTD                       YTD
                                                                              March 31,                March 31,
                                                                                1997                     1996
                                                                              ---------                ---------
Interest income
---------------
       Loans                                                                 $3,499,066               $3,200,327
       Securities available for sale                                          1,360,042                1,186,465
       Federal funds sold                                                        47,538                   98,777
                                                                              ---------                ---------
         Total interest income                                                4,906,646                4,485,569
                                                                              ---------                ---------
Interest expense
----------------
       Deposits                                                                1,830,681               1,767,118
       Fed Funds Purchased                                                           470                     213
                                                                               ---------               ---------
         Total interest expense                                                1,831,151               1,767,331
                                                                               ---------               ---------
Net interest income
--------------------                                                           3,075,495               2,718,238
       Provision for credit losses                                                83,000                 171,000
                                                                               ---------               ---------
         Net interest income after provision for credit losses                 2,992,495               2,547,238
                                                                               ---------               ---------
Other income
------------
       Service charges on deposit accounts                                       329,184                 322,340
       Other service charges and fees                                             80,069                 101,868
       Other income                                                               50,742                  37,917
                                                                               ---------               ---------
         Total other income                                                      459,995                 462,125
                                                                               ---------               ---------
Other expenses
--------------
       Salaries and employee benefits                                          1,049,561                 930,294
       Occupancy expense                                                         236,254                 229,013
       Net realized losses on sales of securities available for sale               1,781                       0
       Other expenses                                                            453,916                 426,378
                                                                               ---------               ---------
         Total other expenses                                                  1,741,512               1,585,685
                                                                               ---------               ---------
Income before income taxes                                                     1,710,978               1,423,678
Income tax expense                                                               501,000                 426,000
                                                                               ---------               ---------
Net income
----------                                                                    $1,209,978              $  997,678
                                                                               =========               =========
Net income per share of common stock                                               $1.58                   $1.30
                                                                                    ====                    ====
Average shares outstanding                                                       768,000                 768,000
                                                                                 =======                 =======

The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                               (Unaudited)

                                                                                March 31,      March 31,
                                                                                  1997            1996

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                     $1,209,978        $997,678
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                            104,178          99,485
         Provision for credit losses                                               83,000         171,000
         Deferred income taxes                                                      ----            ----
         Net realized losses on securities available for sale                      (1,781)              0
         Increase in accrued interest and other assets                            (33,924)        (252,135)
         Increase (Decrease) in accrued expenses and other liabilities             26,966          283,977
                                                                                ---------        ---------
         Total adjustments                                                        178,439          302,327
                                                                                ---------        ---------

Net cash provided by operating activities                                       1,388,417        1,300,005
                                                                                ---------        ---------
Cash flows from investing activities
Net (increase) decrease in federal funds sold                                  (1,449,784)       3,648,719
Purchase of securities available for sale                                      (7,938,972)     (11,452,559)
Proceeds from sales of securities available for sale                                    0                0
Proceeds from maturities of securities available for sale                       8,162,525        6,278,568
Net increase in loans                                                          (2,012,350)      (2,656,692)
Purchases of premises and equipment                                            (1,065,451)         (48,520)
                                                                                ---------        ---------

Net cash used by investing activities                                          (4,304,032)      (4,230,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                         4,337,445         (823,722)
Net increase in time deposits                                                     756,010        5,166,816
Net decrease in federal funds purchased                                          (110,000)               0
Dividends paid                                                                   (345,600)        (322,560)
                                                                                ---------        ---------

Net cash provided by financing activities                                       4,637,855        4,020,534

Net increase in cash and due from banks                                         1,722,240        1,090,055
Cash and cash equivalents at January 1                                          7,025,730        6,079,376
                                                                                ---------        ---------

Cash and cash equivalents at March 31                                          $8,747,970       $7,169,431
                                                                                =========        =========

Interest paid                                                                  $1,808,566       $1,831,633
                                                                                =========        =========

Income taxes paid                                                                   $   0           $    0
                                                                                    =====           ======

The accompanying notes are an integral part of these financial statements.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston). The name change was effective April 4, 1997 in preparation for the merger of the two bank subsidiaries with a proposed consummation date of December 31, 1997. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods.
The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS

     FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $2.7 million as of March 31, 1997 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $338,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Included in the impaired loan totals above are three loans with balances totaling $2.0 million which paid out on May 7, 1997. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial
Condition and Results of Operations of Pinnacle analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the results of its two subsidiary banks, Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly
Tri-County Bank of Royston).  The name change was effective
April 4, 1997 in preparation for the merger of the two bank subsidiaries with a proposed consummation date of December 31, 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At March 31, 1997, 10.8% of the investment securities portfolio had maturity dates within the next year and an additional 77.9% matures within the next 5 years. During the first three months of 1997, federal funds sold averaged $3.9 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At March 31, 1997, liquidity ratios were: Pinnacle 42.1%, Pinnacle Bank, National Association 48.2% and Pinnacle Bank 32.5%.

          Yields on interest bearing assets averaged 8.7% for the current quarter compared to 8.6% for the same period the year before. Total interest bearing assets increased by $15.4 million or 7.3% for the current period when compared with the quarter ended March 31, 1996. Average net loans increased $11.6 million or 9.5% in the three months ended March 31, 1997 from the same 1996 period, primarily as a result of loans made in the new offices at Hartwell and Lavonia and a healthy economy in Northeast Georgia. Average net loans during the quarter for Pinnacle Bank, National Association were $71.8 million while Pinnacle Bank's average net loans were $60.3 million.

          Only minor changes occurred in other real estate owned during the first three months of 1997, resulting in $425,000 held at March 31, 1997 compared to $492,000 at December 31, 1996. Non-performing loans totaled $291,000 as of March 31, 1997 representing .2% of total loans at March 31, 1997 compared to $235,000 at December 31, 1996, which represented .2% of total loans at that date. Accrued interest as of March 31, 1997 on non-performing loans totaled $23,000 which is not reported as income. Non-performing loans at March 31, 1997 are classified as: real estate, $216,000; other collateralized loans, $67,000; and unsecured, $8,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $5.1 million to $206 million at March 31, 1997 from $200.9 million at December 31, 1996, due primarily to deposits at the new offices in Hartwell and Lavonia and normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits increased $1.8 million to $34.3 million compared to December 31, 1996 balance of $32.5 million. Interest bearing deposits increased $3.3 million for the three months ended March 31, 1997.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents increased during the first three months of 1997 from December 31, 1996 levels by $3.2 million and investment securities decreased $808,000 from December 31, 1996 levels. This reflected managements ability to maximize interest income by investing in loans with higher yields than federal funds or other customary investments.

          Shareholders' equity increased $278,000 to $33.5 million at March 31, 1997 from $33.2 million at December 31, 1996. Earnings retained during the three months amounted to $864,000 and equity was decreased $587,000 as a result of a decline in net unrealized gains during the first three months due to a decline in values in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.1% during the first three months of 1997, compared to 13.7% for the year which ended December 31, 1996.

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


Results of Operations
---------------------

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended March 31, 1997 increased 13.1% as a result of increased loan volume creating favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $64,000 or 3.6% while interest income increased $421,000 or 9.4% in the three months ended March 31, 1997 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $83,000 for loan losses in the three months ended March 31, 1997 and $171,000 for the same period in 1996. Pinnacle experienced loan charge-offs in the three months ended March 31, 1997 of $49,000 compared to $312,000 in the same period in 1996. The allowance for loan losses increased $56,000 to $1.9 million at March 31, 1997 compared to $1.8 million at March 31, 1996. Pinnacle's allowance for loan losses represents 1.4% of total loans outstanding at March 31, 1997. Its net charge-offs were $40,000 during the three months ended March 31, 1997 and $289,000 during the same period in 1996.

          Other operating expenses for Pinnacle increased by $157,000 to $1.7 million during the three months ended March 31, 1997 compared to $1.6 million during the same period in 1996 as a result of increases in salaries and employee benefits associated with the new offices in Hartwell and Lavonia.

          Pinnacle's income tax expense increased $75,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 29.3% is an decrease of .6% from the same quarter in 1996.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended March 31, 1997 was $1.2 million and represents annualized returns of 14.4% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1996 were $1.0 million, 12.9% and 1.9%, respectively. As detailed in previous paragraphs, the increase in net income of $212,000 was primarily due to the increase in net interest margin and the decrease in allowance for loan losses.

          Dividends declared during the first three months of 1997 increased $.03 per share to $.45 from $.42 per share during the same period of 1996.

The following tables present Pinnacle's Regulatory capital position at March 31, 1997:

                (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                          $143,929

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                 5.34%
     Surplus                                                            7,280                 5.06%
     Retained Earnings                                                 18,584                12.91%
        Less: Goodwill                                                      0                 0.00%
                                                                      -------                ------
     Total Tier 1 capital                                              33,544                23.31%
     Tier 1 minimum requirement                                         5,757                 4.00%
                                                                      -------                ------
     Excess (shortfall)                                              $ 27,787                19.31%
                                                                      =======                ======

TIER 2 CAPITAL
     Tier 1 from above                                               $33,544                 23.31%
     Subordinated Debentures                                               0                  0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                        1,799                  1.25%
                                                                     -------                 -----
     Total Tier 2 capital                                             35,343                 24.56%
     Tier 2 minimum requirement                                       11,514                  8.00%
                                                                     -------                 ------
     Excess (shortfall)                                              $23,829                 16.56%
                                                                     =======                 ======
LEVERAGE RATIO
     Tier 1 capital                                                  $33,544                13.93%
     Minimum requirement                                               7,222                 3.00%
                                                                     -------                ------
     Excess (shortfall)                                              $26,322                10.93%
                                                                     =======                ======

Average total assets, net of goodwill                               $240,750
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

          None.


ITEM 4.  DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 18, 1997 the Registrant held its annual meeting of Shareholders where the following directors were elected at the meeting for one year terms:

          L. Jackson McConnell               James E. Purcell
          Lint W. Eberhardt                  Maurice Bond
          C. Lewis Shurbutt                  Steve Williams
          Robert H. Hardy                    H. Thomas Brown
          Charles Bradshaw

          645,838 Shares (84%) were cast in favor of the directors. There were no shares cast against any of the directors or broker non-votes cast.

ITEM 6.  OTHER INFORMATION

          None.


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - Exhibit 27 - Financial Data Schedule (for SEC use only)
         (b) Reports on Form 8-K - None

                                SIGNATURES



 In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PINNACLE FINANCIAL CORPORATION


Date: May 12, 1997       By: /s/ L. Jackson McConnell
      ------------           ------------------------
                                 L. Jackson McConnell
                          Chairman and Chief Executive Officer
                      (Principal Executive and Financial Officer)