Form 10QSB
period 1997-06-30
PINNACLE FINANCIAL CORP
filed 1997-08-14
CIK 910678

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 29549


                              FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

   Commission File Number 33-67528


                     PINNACLE FINANCIAL CORPORATION
   -----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

              Georgia                          58-1538862
   -----------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization        Identification Number)

   884 Elbert Street,
   P.O. Box 430, Elberton, Georgia              30635-0430
   ----------------------------------------     ----------
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

 AS OF JULY 31, 1997 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.
                     PINNACLE FINANCIAL CORPORATION


                                 INDEX


                                                                       Page No.
PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Consolidated Statements of Financial Position at
                 June 30, 1997 and December 31, 1996                       1

                 Consolidated Statements of Income for the Three
                 Months ended June 30, 1997 and 1996                       2

                 Consolidated Statements of Income for the Six
                 Months ended June 30, 1997 and 1996                       3

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1997 and 1996                   4

Item 2.  Managements Discussion and Analysis or Plan of
                 Operation                                                  6


PART II -        OTHER INFORMATION                                         12


                              I
                     PINNACLE FINANCIAL CORPORATION

                      PART I - FINANCIAL INFORMATION

                      Item 1.   Financial Statements


                                    II

          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
               JUNE 30, 1997 AND DECEMBER 31, 1996
                           (Unaudited)

                                                                              June 30,          December 31,
                                                                                1997                1996
                                                                              --------           -----------
Assets
-------
       Cash and due from banks                                               $9,466,575         $7,025,730
       Federal funds sold                                                       721,661            661,972

       Securities available for sale                                         86,714,315         87,148,507

       Loans, net of allowance for credit losses
         of $1,956,912 and $1,842,152, respectively                         136,743,935        131,392,264

       Premises and equipment                                                 7,272,157          5,558,659
       Accrued interest receivable                                            2,634,275          2,864,465
       Foreclosed real estate                                                   370,971            491,859
       Other assets                                                           1,347,052          1,354,405
                                                                            -----------        -----------
         Total assets                                                      $245,270,941       $236,497,861
                                                                            ===========        ===========

Liabilities
-----------
       Demand deposits                                                      $36,217,348        $32,507,926
       Savings and NOW deposits                                              60,357,993         60,903,412
       Other time deposits                                                  110,901,086        107,460,818
                                                                            -----------        -----------
         Total deposits                                                     207,476,427        200,872,156

       Federal funds purchased                                                  770,000            110,000
       Accrued interest and other liabilities                                 2,138,800          2,249,414
                                                                            -----------        -----------
         Total liabilities                                                  210,385,227        203,231,570
                                                                            -----------        -----------
Shareholders' equity
--------------------
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding                    7,680,000          7,680,000
       Capital surplus                                                        7,280,000          7,280,000
       Retained earnings                                                     19,563,763         17,830,536
       Net unrealized appreciation on securities available for sale,
         net of taxes of $186,459 and $245,086, respectively                    361,951            475,755
                                                                            -----------        -----------
         Total shareholders' equity                                          34,885,714         33,266,291
                                                                            -----------        -----------
        Total liabilities and shareholders' equity                         $245,270,941       $236,497,861
                                                                            ===========        ===========

  The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                               (Unaudited)

                                                                         Three Months            Three Months
                                                                             Ended                   Ended
                                                                           June 30,               June 30,
                                                                             1997                    1996
Interest income
---------------
       Loans                                                              $3,586,967             $3,243,074
       Securities available for sale                                       1,359,187              1,292,041
       Federal funds sold                                                     56,843                 58,719
                                                                           ---------              ---------
         Total interest income                                             5,002,997              4,593,834
                                                                           ---------              ---------
Interest expense
----------------
       Deposits                                                            1,878,303              1,791,444
       Fed Funds Purchased                                                     1,318                    508
                                                                           ---------              ---------
         Total interest expense                                            1,879,621              1,791,952
                                                                           ---------              ---------
Net interest income                                                        3,123,376              2,801,882
-------------------
       Provision for credit losses                                            88,000                 88,300
                                                                           ---------              ---------
         Net interest income after provision for credit losses             3,035,376              2,713,582
                                                                           ---------              ---------
Other income
------------
       Service charges on deposit accounts                                   331,496                320,048
       Other service charges and fees                                         96,153                104,012
       Net realized gains on sales of securities available for sale            2,172                  2,286
       Other income                                                           48,700                 58,003
                                                                           ---------              ---------
         Total other income                                                  478,521                484,349
                                                                           ---------              ---------
Other expenses
--------------
       Salaries and employee benefits                                      1,081,084                915,555
       Occupancy expense                                                     240,135                216,722
       Net realized losses on sales of securities available for sale           2,541                      0
       Other expenses                                                        484,170                377,302
                                                                           ---------              ---------
         Total other expenses                                              1,807,930              1,509,579
                                                                           ---------              ---------
Income before income taxes                                                 1,705,967              1,688,352
Income tax expense                                                           490,200                450,000
                                                                           ---------              ---------
Net income                                                                $1,215,767              1,238,352
----------                                                                 =========              =========
Net income per share of common stock                                           $1.58                  $1.61
                                                                                ====                   ====

Average shares outstanding                                                   768,000                768,000
                                                                             =======                =======

The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               (Unaudited)

                                                                                YTD                      YTD
                                                                              June 30,                 June 30,
                                                                                1997                      1996
Interest income
       Loans                                                                 $7,086,033              $6,443,401
       Securities available for sale                                          2,719,229               2,478,506
       Federal funds sold                                                       104,381                 157,283
                                                                              ---------               ---------
         Total interest income                                                9,909,643               9,079,190
                                                                              ---------               ---------
Interest expense
       Deposits                                                               3,710,302               3,558,349
       Fed Funds Purchased                                                        1,788                     721
                                                                              ---------               ---------
         Total interest expense                                               3,712,090               3,559,070
                                                                              ---------               ---------
Net interest income                                                           6,197,553               5,520,120
       Provision for credit losses                                              171,000                 259,300
                                                                              ---------               ---------
         Net interest income after provision for credit losses                6,026,553               5,260,820
                                                                              ---------               ---------
Other income
       Service charges on deposit accounts                                      660,680                 642,388
       Other service charges and fees                                           176,222                 205,880
       Net realized gains on sales of securities available for sale               2,172                   2,286
       Other income                                                              99,442                  95,920
                                                                              ---------               ---------
         Total other income                                                     938,516                 946,474
                                                                              ---------               ---------
Other expenses
       Salaries and employee benefits                                         2,130,645               1,845,849
       Occupancy expense                                                        476,389                 445,735
       Net realized losses on sales of securities available for sale              4,322                       0
       Other expenses                                                           938,086                 803,680
                                                                              ---------               ---------
         Total other expenses                                                 3,549,442               3,095,264
                                                                              ---------               ---------
Income before income taxes                                                    3,415,627               3,112,030
Income tax expense                                                              991,200                 876,000
                                                                              ---------               ---------
Net income                                                                   $2,424,427              $2,236,030
                                                                              =========               =========
Net income per share of common stock                                              $3.16                   $2.91
                                                                                   ====                    ====

Average shares outstanding                                                      768,000                 768,000
                                                                                =======                 =======

   The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                               (Unaudited)

                                                                                    June 30,         June 30,
                                                                                      1997             1996
                                                                                    --------         --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                         $2,424,427      $2,236,030
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                                208,571         198,756
         Provision for credit losses                                                  171,000         259,300
         Deferred income taxes                                                          ----           ----
         Net realized (gains) losses on securities available for sale                   4,854           2,286
(Increase) decrease in
accrued interest and other assets                                                     358,431        (602,485)
         Increase (decrease) in accrued expenses and other liabilities               (110,614)       (515,976)
                                                                                    ---------      ----------
         Total adjustments                                                            632,242        (658,119)
                                                                                    ---------      ----------
Net cash provided by operating activities                                           3,056,669       1,577,911
                                                                                    ---------      ----------
Cash flows from investing activities
Net (increase) decrease in federal funds sold                                         (59,689)      5,712,548
Purchase of securities available for sale                                         (14,496,150)    (25,029,421)
Proceeds from sales of securities available for sale                                4,731,484         500,000
Proceeds from maturities of securities available for sale                          10,578,861      15,227,907
Net increase in loans                                                              (5,351,671)     (3,828,442)
Purchases of premises and equipment                                                (1,922,069)       (337,129)
                                                                                  -----------      ----------
Net cash used by investing activities                                              (7,188,895)     (7,754,537)
                                                                                  -----------      -----------
Cash flows from financing activities
Net increase (decrease) in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                             3,164,003       4,067,045
Net increase in time deposits                                                       3,440,268       5,260,860
Net increase in federal funds purchased                                               660,000               0
Dividends paid                                                                       (691,200)       (645,120)
                                                                                  -----------      -----------
Net cash provided by financing activities                                           6,463,071       8,682,785
                                                                                  -----------      -----------
Net increase in cash and due from banks                                             2,440,845        2,506,159
Cash and cash equivalents at January 1                                              7,025,730        6,079,376
                                                                                  -----------      -----------
Cash and cash equivalents at June 30                                              $ 9,466,575      $ 8,585,535
                                                                                  ===========      ===========

Interest paid                                                                     $ 3,730,928      $ 3,704,732
                                                                                  ===========      ===========

Income taxes paid                                                                 $   902,243      $   898,258
                                                                                  ===========      ===========


  The accompanying notes are an integral part of these financial statements.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

(1)  BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, N.A. and Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods.
The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS
     FAS 114, Accounting by Creditors for Impairment of a Loan@ was adopted as of January 1, 1995 as required. Loans having carrying values of $823,000 as of June 30, 1997 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $421,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At June 30, 1997, 8.4% of the investment securities portfolio had maturity dates within the next year and an additional 77.4% matures within the next 5 years. During the first six months of 1997, federal funds sold averaged $3.9 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At June 30,

1997, liquidity ratios were: Pinnacle 42.0%, Pinnacle Bank, N.A.
48.3% and Pinnacle Bank 31.9%.

          Average yields on interest bearing assets increased to 8.8% for the current quarter compared to 8.7% for the same period the year before. Total average interest bearing assets increased by $16.8 million or 8.0% for the current period when compared with the quarter ended June 30, 1996. Average net loans increased $11.4 million or 9.2% in the three months ended June 30, 1997 from the same 1996 period, primarily as a result of loans originated in the new branches in Hartwell and Lavonia and a healthy economy in Northeast Georgia. Average net loans during the quarter for Pinnacle Bank, N.A. were $73.1 million while Pinnacle Bank's average net loans were $62.0 million.

          Average yields on interest bearing assets increased to 8.8% for the six month period ended June 30, 1997 compared to 8.6% for the same period the year before. Total interest bearing assets increased by $13.8 million or 6.5% for the current period when compared with the six month period ended June 30, 1996. Average net loans increased $11.9 million or 9.8% in the six months ended June 30, 1997 from the same 1996 period, primarily as a result of originations in the two new branches and a healthy economy in Northeast Georgia. Average net loans during the six month period for Pinnacle Bank, N.A. were $72.5 million while Pinnacle Bank's average net loans were $61.1 million.

          Other real estate owned decreased by $121,000 during the first six months of 1997, resulting in $371,000 held at June 30, 1997 compared to $492,000 at December 31, 1996. Non-
performing loans totaled $482,000 as of June 30, 1997 representing .3% of total loans at June 30, 1997 compared to $494,000 at December 31, 1996, which represented .4% of total loans at that date. Accrued interest as of June 30, 1997 on non-performing loans totaled $19,000 which is not reported as income. Non-performing loans at June 30, 1997 are classified as: real estate, $388,000; other collateralized loans, $93,000; and unsecured, $1,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $6.6 million to $207.5 million at June 30, 1997 from $200.9 million at December 31, 1996, due primarily to deposits at the new offices in Hartwell and Lavonia and normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits increased $3.7 million to $36.2 million compared to December 31, 1996 balance of $32.5 million. Interest bearing deposits increased $2.9 million at June 30, 1997.

          Cash and cash equivalents increased during the first six months of 1997 from December 31, 1996 levels by $2.5 million. This reflected a temporary situation with funds in cash and cash equivalents. Investment securities increased $8.4 million from December 31, 1996 levels as management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity.

          Shareholders' equity increased $1.6 million to $34.9 million at June 30, 1997 from $33.3 million at December 31, 1996. Earnings retained during the six months amounted to $1.7 million and equity decreased $114,000 as a result of a reduction in net unrealized gains due to a decline in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 13.8% during the first six months of 1997, compared to 13.7% for the year which ended December 31, 1996.

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


RESULTS OF OPERATIONS (FOR THE THREE MONTH PERIOD ENDED JUNE 30,
1997)

          Pinnacle's operational results primarily depend on the earnings of the banks. Earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended June 30, 1997 increased 11.5% as a result of growth, more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $88,000 or 4.9% while interest income increased $409,000 or 8.9% in the three months ended June 30, 1997 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $88,000 for loan losses in the three months ended June 30, 1997 as it provided for the three months ended June 30, 1996. Pinnacle experienced loan charge-offs in the three months ended June 30, 1997 of $26,000 compared to $56,000 in the same period in 1996. The allowance for loan losses increased $200,000 to $2.0 million at June 30, 1997 compared to $1.8 million at June 30, 1996. Pinnacle's allowance for loan losses represents 1.6% of total loans outstanding at June 30, 1997. Its net charge-offs were $16,000 during the three months ended June 30, 1997 and $42,000 during the same period in 1996.

          Other operating expenses for Pinnacle during the three months ended June 30, 1997 increased $298,000 to $1.8 million from $1.5 million for the same period in the previous year. The increase in other operating expenses is attributable to the two new branches in Hartwell and Lavonia and the expenses associated with changing the banks' names to Pinnacle Bank.

          Pinnacle's income tax expense increased $40,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 28.7% is a increase of 2.0% over the same quarter in 1996.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 1997 was $1.2 million and represents annualized returns of 14.3% on average shareholders' equity and 2.1% on average assets. Comparable amounts during the same period of 1996 were $1.2 million, 15.9% and 2.2%, respectively. As detailed in previous paragraphs, the decrease in net income of $23,000 was primarily due to the net effect of the increase in the net interest margin and increased expenses associated with the new branches and the name changes.

          Dividends declared during the three months ended June
30, 1997 increased $.03 per share to $.45 from $.42 per share during the same period of 1996.

RESULTS OF OPERATIONS (FOR THE SIX MONTH PERIOD ENDED JUNE 30,
1997)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the six months ended June 30, 1997 increased 12.3% as a result of more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $153,000 or 4.3% while interest income increased $830,000 or 9.5% in the six months ended June 30, 1997 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $171,000 for loan losses in the six months ended June 30, 1997 and $259,000 for the same period in 1996. Pinnacle experienced loan charge-offs in the six months ended June 30, 1997 of $75,000 compared to
$368,000 in the same period in 1996.   Its net charge-offs were

$56,000 during the six months ended June 30, 1997 and $332,000 during the same period in 1996.

          Other operating expenses for Pinnacle during the six months ended June 30, 1997 increased $454,000 to $3.5 million from $3.1 million for the same period in the previous year. The reduction in other operating expenses is attributable to the new branches in Hartwell and Lavonia and the expenses associated with the changing of the banks' names to Pinnacle Bank.

          Pinnacle's income tax expense increased $115,000 for the six months ended June 30, 1997 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 29.0% is a increase of .8% over the same quarter in 1996.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the six months ended June 30, 1997 was $2.4 million and represents annualized returns of 14.3% on average shareholders' equity and 2.2% on average assets. Comparable amounts during the same period of 1996 were $2.2 million, 14.4% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $188,000 was primarily due to the increase in the net interest margin and a decrease in the Federal Deposit Insurance Corporation insurance premiums.

          Dividends declared during the six months ended June 30, 1997 increased $.06 per share to $.90 from $.84 per share during the same period of 1996.

The following tables present Pinnacle's Regulatory capital position at June 30, 1997:

                (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                          $154,524

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                4.97%
     Surplus                                                            7,280                4.71%
     Retained earnings                                                 19,564               12.66%
        Less: Goodwill                                                      0                0.00%
                                                                     --------              -------
     Total Tier 1 capital                                              34,524               22.34%
     Tier 1 minimum requirement                                         6,181                4.00%
                                                                     --------              -------
     Excess (shortfall)                                               $28,343                18.34%
                                                                     ========              =======

TIER 2 CAPITAL
     Tier 1 from above                                               $34,524                22.34%
     Subordinated debentures                                               0                 0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                        1,932                 1.25%
                                                                     -------               ------
     Total Tier 2 capital                                             36,456                23.59%
     Tier 2 minimum requirement                                       12,362                 8.00%
                                                                     -------               ------
     Excess (shortfall)                                              $24,094                15.59%
                                                                     =======               ======

LEVERAGE RATIO
     Tier 1 capital                                                  $34,524                14.25%
     Minimum requirement                                               7,269                 3.00%
                                                                     -------                -----
     Excess (shortfall)                                              $27,255                11.25%
                                                                     =======                ======

Average total assets, net of goodwill                               $242,284
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


                                 PINNACLE FINANCIAL CORPORATION


Date: August 13, 1997           By: /s/ L. Jackson McConnell
                                    L. Jackson McConnell
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)