Form 10QSB
period 1997-09-30
PINNACLE FINANCIAL CORP
filed 1997-11-14
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 29549


                               FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

Commission File Number 33-67528


                      PINNACLE FINANCIAL CORPORATION
     ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Georgia                                     58-1538862
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization

884 Elbert Street,
P.O. Box 430, Elberton, Georgia                   30635-0430
----------------------------------------          ------------
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

AS OF OCTOBER 31, 1997 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.
                      PINNACLE FINANCIAL CORPORATION


                                  INDEX


                                                                 Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Position at
          September 30, 1997 and December 31, 1996                    1

          Consolidated Statements of Income for the Three
          Months ended September 30, 1997 and 1996                    2

          Consolidated Statements of Income for the Nine
          Months ended September 30, 1997 and 1996                    3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996               4

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                                   6


PART II -      OTHER INFORMATION                                     12


                                    I
                      PINNACLE FINANCIAL CORPORATION

                      PART I - FINANCIAL INFORMATION

                      Item 1.   Financial Statements

                                    II
              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                               (Unaudited)

                                                                               September 30,          December 31,
                                                                                  1997                    1996
Assets
       Cash and due from banks                                                  $7,700,669            $7,025,730
       Federal funds sold                                                        2,322,506               661,972

       Securities available for sale                                            83,705,989            87,148,507

       Loans, net of allowance for credit losses
         of $2,035,572 and $1,842,152, respectively                           138,189,602           131,392,264

       Premises and equipment                                                   7,258,931             5,558,659
       Accrued interest receivable                                              2,577,791             2,864,465
       Foreclosed real estate                                                     336,626               491,859
       Other assets                                                             1,274,868             1,354,405
                                                                              -----------           -----------
         Total assets                                                        $243,366,982          $236,497,861
                                                                             ============          ============

Liabilities
       Demand deposits                                                        $36,115,808           $32,507,926
       Savings and NOW deposits                                                58,782,711            60,903,412
       Other time deposits                                                    110,057,632           107,460,818
                                                                              -----------           -----------
         Total deposits                                                       204,956,151           200,872,156

       Federal Funds Purchased                                                         0                110,000
       Accrued interest and other liabilities                                   2,356,179             2,249,414
                                                                              -----------           -----------
         Total liabilities                                                    207,312,330           203,231,570
                                                                              -----------           -----------
Shareholders' equity
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding                     7,680,000              7,680,000
       Capital surplus                                                         7,280,000              7,280,000
       Retained earnings                                                      20,483,784             17,830,536
       Net unrealized appreciation on securities available for sale,
         net of taxes of $313,899 and $245,086, respectively                     610,868                475,755
                                                                              -----------           -----------
         Total shareholders' equity                                           36,054,652             33,266,291
                                                                              -----------           -----------
        Total liabilities and shareholders' equity                          $243,366,982           $236,497,861
                                                                            ============           ============

     The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                             Three Months           Three Months
                                                                                Ended                   Ended
                                                                            September 30,          September 30,
                                                                                1997                    1996
                                                                            ------------           -------------
INTEREST INCOME
       Loans                                                                 $3,674,999              $3,288,006
       Securities available for sale                                          1,364,703               1,355,365
       Federal funds sold                                                        31,560                  40,629
                                                                             -----------              ---------
         Total interest income                                                 5,071,262              4,684,000
                                                                             -----------              ---------
INTEREST EXPENSE
       Deposits                                                                1,927,032              1,811,539
                                                                             -----------              ---------
         Total interest expense                                                1,927,032              1,811,539
                                                                             -----------              ---------
NET INTEREST INCOME                                                            3,144,230              2,872,461
       Provision for credit losses                                                38,000                 75,000
                                                                             -----------              ---------
         Net interest income after provision for credit losses                 3,106,230              2,797,461
                                                                             -----------              ---------
OTHER INCOME
       Service charges on deposit accounts                                       350,768                309,646
       Other service charges and fees                                            108,346                 85,993
       Net realized gains on sales of securities available for sale                  180                      0
       Other income                                                              121,446                 51,514
                                                                             -----------              ---------
         Total other income                                                      580,740                447,153
                                                                             -----------              ---------
OTHER EXPENSES
       Salaries and employee benefits                                          1,094,411                985,569
       Occupancy expense                                                         244,892                229,924
       Net realized losses on sales of securities available for sale                   0                  4,223
       Other expenses                                                            533,595                412,472
                                                                             -----------              ---------
         Total other expenses                                                  1,872,898              1,632,188
                                                                             -----------              ---------
Income before income taxes                                                     1,814,072              1,612,426
Income tax expense                                                               544,800                441,500
                                                                             ----------               ---------
Net income                                                                   $1,269,272               1,170,926
                                                                             ==========               =========
Net income per share of common stock                                              $1.65                   $1.52
                                                                             ==========               =========
Average shares outstanding                                                      768,000                 768,000
                                                                             ==========              ==========

 The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (Unaudited)

                                                                                   YTD                  YTD
                                                                               September 30,       September 30,
                                                                                    1997                1996
INTEREST INCOME
       Loans                                                                    $10,761,033          $9,731,407
       Securities available for sale                                              4,083,931           3,833,871
       Federal funds sold                                                           135,941             197,912

         Total interest income                                                   14,980,905          13,763,190
                                                                                -----------         -----------
INTEREST EXPENSE
       Deposits                                                                   5,637,334           5,370,609
       Federal funds borrowed                                                         5,441                   0
                                                                                -----------         -----------
         Total interest expense                                                   5,642,775           5,370,609
                                                                                -----------         -----------
NET INTEREST INCOME                                                               9,338,130           8,392,581
       Provision for credit losses                                                  209,000             334,300
                                                                                -----------         -----------
         Net interest income after provision for credit losses                    9,129,130           8,058,281
                                                                                -----------         -----------
OTHER INCOME
       Service charges on deposit accounts                                        1,011,448             952,034
       Other service charges and fees                                               284,568             291,873
       Other income                                                                 220,887             147,434
                                                                                -----------         -----------
         Total other income                                                       1,516,903           1,391,341
                                                                                -----------         -----------
OTHER EXPENSES
       Salaries and employee benefits                                             3,225,056           2,831,418
       Occupancy expense                                                            721,281             675,659
       Net realized losses on sales of securities available for sale                  1,969               1,937
       Other expenses                                                             1,471,680           1,216,152
                                                                                -----------         -----------
         Total other expenses                                                     5,419,986           4,725,166
                                                                                -----------         -----------
Income before income taxes                                                        5,226,047           4,724,456
Income tax expense                                                                1,536,000           1,317,500
                                                                                -----------         -----------
NET INCOME                                                                       $3,690,047          $3,406,956
                                                                               ============         ===========
Net income per share of common stock                                                $4.80               $4.44
                                                                                    =====               =====
Average shares outstanding                                                          768,000             768,000
                                                                                    =======             =======

  The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (Unaudited)

                                                                                  September 30,    September 30,
                                                                                      1997            1996
Cash flow from operating activities
Net income                                                                         $3,690,047      $3,406,956
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                                312,856         298,134
         Provision for credit losses                                                  209,000         334,300
         Deferred income taxes                                                         ----            ----
         Net realized (gains) losses on securities available for sale                   1,969          (1,937)
         (Increase) decrease in accrued interest and other assets                     521,444        (664,398)
         Increase (decrease) in accrued expenses and other liabilities                106,765        (263,543)
                                                                                  -----------       ---------
         Total adjustments                                                          1,152,034        (297,444)
                                                                                  -----------       ---------
Net cash provided by operating activities                                           4,842,081       3,109,512
                                                                                  -----------       ---------
Cash flows from investing activities
Net (increase) decrease in federal funds sold                                      (1,660,534)      7,615,672
Purchase of securities available for sale                                         (19,180,868)    (34,986,843)
Proceeds from sales of securities available for sale                                7,729,843       1,999,066
Proceeds from maturities of securities available for sale                          15,026,688      19,722,825
Net increase in loans                                                              (7,006,338)     (7,151,548)
Purchases of premises and equipment                                                (2,013,128)       (493,080)
                                                                                  -----------       ---------
Net cash used by investing activities                                              (7,104,337)    (13,293,908)
                                                                                  -----------       ---------
Cash flows from financing activities

Net increase in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                             1,487,181       2,436,766
Net increase in time deposits                                                       2,596,814       9,841,264
Net decrease in federal funds purchased                                              (110,000)              0
Dividends paid                                                                     (1,036,800)       (967,680)
                                                                                  -----------       ---------
Net cash provided by financing activities                                           2,937,195      11,310,350
                                                                                  -----------       ---------
Net increase in cash and due from banks                                               674,939       1,125,954
Cash and cash equivalents at January 1                                              7,025,730       6,079,376
                                                                                  -----------       ---------
Cash and cash equivalents at September 30                                          $7,700,669      $7,205,330
                                                                                  ===========      ==========

Interest paid                                                                      $5,571,283      $5,408,749
                                                                                  ===========      ==========
Income taxes paid                                                                  $1,438,243      $1,405,258
                                                                                  ===========      ==========

  The accompanying notes are an integral part of these financial statements.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

(1)  BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, N.A. and Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

(2)  INVESTMENT SECURITIES
     As of December 31, 1994, the Company adopted FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities . All investment securities are classified as available-for-sale and are recorded at their estimated fair market values in accordance with the provision of FAS No. 115. From time to time, the Company may decide to sell certain securities prior to maturity for liquidity, tax planning and other valid business purposes. Gains and losses are determined using the specific identification method when securities are sold.

(3)  INCOME TAXES
     Deferred income taxes are recorded as required by FAS No. 109, Accounting for Income Taxes , using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities.

(4)  ACCOUNTING FOR IMPAIRED LOANS
     FAS 114, Accounting by Creditors for Impairment of a Loan was adopted as of January 1, 1995 as required. Loans having carrying values of $866,000 as of September 30, 1997 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $375,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

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

LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At September 30, 1997, 9.8% of the investment securities portfolio had maturity dates within the next year and an additional 74.7% matures within the next 5 years. During the first nine months of 1997, federal funds sold averaged $3.3 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $9.8 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At September 30, 1997, liquidity ratios were: Pinnacle 43.6%, Pinnacle Bank, N.A. 47.7% and Pinnacle Bank 37.0%.

          Average yields on interest bearing assets averaged 8.9% for the current quarter compared to 8.8% for the same period the year before. Total average interest bearing assets increased by $15.2 million or 7.2% for the current period when compared with the quarter ended September 30, 1996. Average net loans increased $12.7 million or 10.2% in the three months ended September 30, 1997 from the same 1996 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for Pinnacle Bank, N.A. were $73.7 million while Pinnacle Bank's average net loans were $63.3 million.

          Average yields on interest bearing assets increased to 8.8% for the nine month period ended September 30, 1997 compared to 8.7% for the same period the year before. Total average interest bearing assets increased by $14.2 million or 6.7% for the current period when compared with the nine month period ended September 30, 1996. Average net loans increased $12.2 million or 9.9% in the nine months ended September 30, 1997 from the same 1996 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the period for Pinnacle Bank, N.A. were $72.9 million while Pinnacle Bank's average net loans were $61.9 million.

          Other real estate owned during the first nine months of 1997 were reduced by $155,000, resulting in $337,000 held at September 30, 1997 compared to $492,000 at December 31, 1996. Non-performing loans totaled $544,000 as of September 30, 1997 representing .4% of total loans at September 30, 1997 compared to $494,000 at December 31, 1996, which represented .4% of total loans at that date. Accrued interest as of September 30, 1997 on non-performing loans totaled $9,000 which is not reported as income. Non-performing loans at September 30, 1997 are classified as: real estate, $490,000; other collateralized loans, $47,000; and unsecured, $7,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $4.1 million to $205.0 million at September 30, 1997 from $200.9 million at December 31,
1996, due primarily   to continued economic expansion in
Northeast Georgia and to the deposits raised by two new full service branches. Non-interest bearing deposits increased $3.6 million to $36.1 million compared to December 31, 1996 balance of $32.5 million. Interest bearing deposits increased $476,000 at September 30, 1997.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents increased during the first nine months of 1997 from December 31, 1996 levels by $2.3 million and investment securities decreased $3.4 million from December 31, 1996 levels. This reflects managements ability to invest the growth in the assets in loans yielding higher returns than federal funds or other investments.

          Shareholders' equity increased $2.8 million to $36.1 million at September 30, 1997 from $33.3 million at December 31, 1996. Earnings retained during the nine months amounted to $2.7 million and equity was increased $135,000 as a result of a increase in net unrealized gains during the first nine months due to a increase in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.1% during the first nine months of 1997, compared to 13.7% for the year which ended December 31, 1996.

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


RESULTS OF OPERATIONS (for the three month period ended September 30,
1997)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended September 30, 1997 increased 8.4% as a result of growth in interest bearing assets and deposits, favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $115,000 or 6.4% while interest income increased $387,000 or 8.3% in the three months ended September 30, 1997 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $38,000 for loan losses in the three months ended September 30, 1997 as it did for the same period in 1996. Pinnacle experienced loan charge-offs in the three months ended September 30, 1997 of $73,000 compared to $37,000 in the same period in 1996. The allowance for loan losses increased $186,000 to $2.0 million at September 30, 1997 compared to $1.8 million at September 30, 1996. Pinnacle's allowance for loan losses represents 1.5% of total loans outstanding at September 30, 1997. Its net recoveries were $41,000 during the three months ended September 30, 1997 and $18,000 during the same period in 1996.

          Other operating expenses for Pinnacle during the three months ended September 30, 1997 increased $241,000 to $1.9 million from $1.6 million for the same period in the previous year. The increase in other operating expenses is attributable to the increase in the salaries and employee benefits associated with staffing the two new full service branch locations and costs associated with the changing of the banks names.

          Pinnacle's income tax expense increased $103,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 30.0% is a increase of 2.6% over the same quarter in 1996.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 1997 was $1.3 million and represents annualized returns of 14.4% on average shareholders' quity and 2.1% on average assets. Comparable amounts during the same period of 1996 were $1.2 million, 14.9% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $98,000 was primarily due to the increase in the net interest margin.

          Dividends declared during the three months ended
September 30, 1997 increased $.03 per share to $.45 from $.42 per share during the same period of 1996.

RESULTS OF OPERATIONS (for the nine month period ended September 30,
1997)

          Pinnacle's operational results primarily depend on the earnings of the banks. Earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the nine months ended September 30, 1997 increased 11.3% as a result of growth of interest bearing assets and liabilities, favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $272,000 or 5.1% while interest income increased $1.2 million or 8.9% in the nine months ended September 30, 1997 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $209,000 for loan losses in the nine months ended September 30, 1997 and $334,000 for the same period in 1996. Pinnacle experienced loan charge-offs in the nine months ended September 30, 1997 of $149,000 compared to $380,000 in the same period in 1996. Its net charge-offs were $15,000 during the nine months ended September 30, 1997 and $339,000 during the same period in 1996.

          Other operating expenses for Pinnacle during the nine months ended September 30, 1997 increased $697,000 to $5.4 million compared to $4.7 million for the same period in the previous year. The increase in other operating expenses is attributable to the increase in the salaries and employee benefits associated with staffing the two new full service branch locations and costs associated with the changing of the banks' names.

     Pinnacle's income tax expense increased $219,000 for the nine months ended September 30, 1997 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 29.4% is a increase of 1.5% over the same quarter in 1996.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the nine months ended September 30, 1997 was $3.7 million and represents annualized returns of 14.3% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1996 were $3.4 million, 14.6% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $283,000 was primarily due to the increase in the net interest margin.

     Dividends declared during the nine months ended September
30, 1997 increased $.09 per share to $1.35 from $1.26 per share during the same period of 1996.

The following tables present Pinnacle's Regulatory capital position at September 30, 1997:

                                                        (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                          $149,745

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                5.13%
     Surplus                                                            7,280                4.86%
     Retained Earnings                                                 20,484               13.68%
        Less: Goodwill                                                      0                0.00%
                                                                    ---------              ------
     Total Tier 1 capital                                              35,444               23.67%
     Tier 1 minimum requirement                                         5,990                4.00%
                                                                    ---------              -------
     Excess (shortfall)                                               $29,454               19.67%
                                                                    =========              ======

TIER 2 CAPITAL
     Tier 1 from above                                                $35,444               23.67%
     Subordinated Debentures                                                0                0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                         1,872                1.25%
                                                                    ---------              -------
     Total Tier 2 capital                                              37,316               24.92%
     Tier 2 minimum requirement                                        11,980                8.00%
                                                                    ---------              -------
     Excess (shortfall)                                               $25,336               16.92%
                                                                    =========              ======

LEVERAGE RATIO
     Tier 1 capital                                                   $35,444               14.50%
     Minimum requirement                                                7,331                3.00%
                                                                    ---------              --------
     Excess (shortfall)                                               $28,113               11.50%
                                                                    =========               ======

Average total assets, net of goodwill                                $244,371
                                                                    =========

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

ITEM 6.     OTHER INFORMATION

          None.


ITEM 7.     EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibit 27 - Financial Data Schedule (for SEC use only)
          There were no reports on Form 8-K.

                                SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      PINNACLE FINANCIAL CORPORATION


Date: November 13, 1997       By: /s/ L. Jackson McConnell
                                 L. Jackson McConnell
                                 Chairman and Chief Executive Officer
                                 (Principal Executive and Financial Officer)