Form 10KSB
period 1997-12-31
PINNACLE FINANCIAL CORP
filed 1998-03-31
CIK 910678

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

           For the fiscal year ended December 31, 1997.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               Commission File No.  33-67528


                  Pinnacle Financial Corporation
          ----------------------------------------------
          (Name of small business issuer in its charter)

            Georgia                              58-1538862
-----------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia         30635-0430
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (706) 283-2854

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

State Issuer's revenue for its most recent fiscal year: $22,099,834

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of March 15, 1998, there were 553,125 shares of Common Stock, $10.00 par value outstanding held by non-affiliates of the issuer, with an aggregate value of $35,953,125 (based upon approximate market value of $65/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 1998, Common Stock, $10.00 par value - 768,000 shares outstanding.



                  PINNACLE FINANCIAL CORPORATION

                           FORM 10-KSB

                              INDEX


Part I

     Item 1.  Description of Business
     Item 2.  Description of Property
     Item 3.  Legal Proceedings
     Item 4.  Submission Of Matters To A Vote Of Security Holders

Part II

     Item 5.  Market For Common Equity And Related Stockholder Matters
     Item 6.  Management's Discussion and Analysis or Plan of Operation
     Item 7.  Financial Statements
     Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Part III

     Item 9.  Directors and Executive Officers, Promoters and Control Persons
     Item 10. Executive Compensation
     Item 11. Security Ownership Of Certain Beneficial Owners And Management
     Item 12. Certain Relationships And Related Transactions
     Item 13. Exhibits and Reports on Form 8-K

     SIGNATURES
     EXHIBIT INDEX





                             PART I.



Item 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to Pinnacle's operations, performance and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of Pinnacle. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth in this Form 10-KSB.

GENERAL

     Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") was a two bank holding company as of December 31, 1997, headquartered in Elberton, Georgia. At December 31, 1997 full service banking businesses were conducted by its wholly-owned banking subsidiaries, Pinnacle Bank, N.A. ("Elberton"), formerly known as First National Bank in Elberton, based in Elberton, Georgia with four offices which are located in Elbert and Hart Counties, Georgia which serve customers in Elbert and Hart Counties and Pinnacle Bank ("Royston"), formerly known as Tri-County Bank of Royston, with four offices located in Franklin County which serve customers in Franklin and Hart Counties (collectively referred to as the "Banks"). On January 1, 1998 Royston was merged into Elberton with the Resulting Bank being named Pinnable Bank, N.A. This report reflects the two bank organizational stucture that existed during 1997.

          Through its bank subsidiaries, Pinnacle provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and money transfers. Pinnacle also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Unless the context otherwise requires, the term "Pinnacle" wherever used herein means Pinnacle Financial Corporation, Pinnacle Bank, N.A. and Pinnacle Bank. Pinnacle Financial Corporation was formerly known as First Elbert Corporation.

          Pinnacle was incorporated under the laws of Georgia in 1982 and commenced operations in 1983 by acquiring 100% of the outstanding shares of Elberton pursuant to a reorganization in which a newly-formed, wholly-owned subsidiary of Pinnacle merged with Elberton. The holders of Elberton common stock received in a one-for-one exchange Pinnacle Stock for Elberton common stock. On December 31, 1994 Pinnacle acquired Royston through an exchange of stock, whereby each former shareholder of Royston received two shares of Pinnacle Stock for each share of Royston Stock.

          Pinnacle is a registered bank holding company. All of Pinnacle's activities are conducted by its wholly owned subsidiaries, Elberton, which was organized as a national banking association in 1934 and Royston, which was incorporated as a bank under the laws of Georgia in 1941.

          The Banks are community-oriented and offer such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and VISA accounts and money transfers. The Banks finance commercial and consumer transactions, make secured and unsecured loans, and provide a variety of other banking services.

          As of December 31, 1997, Pinnacle had total assets of approximately $252.3 million, total deposits of approximately $212.3 million, net loans of approximately $142.3 million and shareholders' equity of approximately $37.0 million. The principal executive office of Pinnacle is located at 884 Elbert Street, Elberton, Georgia 30635-0430, and its telephone number at that address is (706) 283-2854.

          MARKETS. Pinnacle conducts banking activities through Elberton and Royston primarily in Elbert, Franklin and Hart
Counties. Customers of the Banks are consumers and small businesses.

          DEPOSITS. The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1997, the Banks' deposit base, totaling approximately $212.3 million, consisted of approximately $36.3 million in noninterest bearing demand deposits (17.1% of total deposits), approximately $46.7 million in interest-bearing demand deposits (including money market accounts) (22.0% of total deposits), approximately $16.3 million in savings deposits (7.7% of total deposits), approximately $83.7 million in time deposits in amounts less than $100,000 (39.5% of total deposits), and approximately $29.2 million in time deposits of $100,000 or more (13.7% of total deposits).

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

          Table 8 on page 29 reflects the gap positions of Pinnacle's consolidated balance sheet as of December 31, 1997.

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

          At December 31, 1997, the gap analysis reflects a negative gap at the one-year interval equivalent to 36.3% of earning assets, as compared to 28.2% at December 31, 1996.

          Since all interest rates and yields do not adjust at the same velocity, the interest sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

          LOANS. The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for its customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 19.4%, 64.5%, and 16.1%, respectively, of Pinnacle's total loan portfolio. The real estate loans made by the Banks include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

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

          Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Bank's policy to secure these loans with collateral. Many of the Bank's commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

          Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators including the Office of the Comptroller of the Currency went into effect mandating that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Banks have adopted these federal standards as their minimum standards. These standards require loan-to-value ratios for various types of real estate loans as set forth below, although the Bank may make exceptions to the standards, which exceptions must be accounted for and tracked:

          Loan category             Loan-to Value Limit (percent)
          -------------             -----------------------------
          Raw Land                                65
          Land Development                        75
          Construction:
            Commercial, multifamily<F1> and
               Other nonresidential               80
            1- to 4- family residential           85
          Improved Property                       85
          Owner-occupied 1- to 4- family and      <F2>
            home equity

[FN]
<F1>  Multifamily construction includes condominiums and cooperatives.
<F2>  A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4- family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancements in the form of either mortgage insurance or readily marketable collateral is required.

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

          YEAR 2000. The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". Pinnacle is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with year 2000 requirements. Pinnacle believes that its systems will be year 2000-compliant upon such modifications. The Company has designated a committee and project manager to oversee its Year 2000 project. The guidance outlined by the FDIC in FIL-50-97, "Year 2000 Project Management Awareness", was adopted in the Company's Year 2000 Operations Manual. Inventory listings for all hardware, software, and personal computers have been completed and mission critical systems identified to be addressed first. The Company plans to: 1) ensure that certification is obtained from all vendors and manufacturers regarding Year 2000 compliance and 2) test each function for compliance. The contingency plan provides for replacement of non-compliant products if any mission critical systems are not made compliant by December 31, 1998. The plan has designated
1999 for testing purposes only. The committee reports to senior management monthly and to the Board of Directors quarterly on their progress. Management is also including a Year 2000 credit exposure review on large borrowers during the annual review process or at the initial credit review for new borrowers.

                              5
The Company does not foresee any material expenditures for the Year 2000 project. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which Pinnacle depends will be modified on a timely basis, or that the failure by another company to properly modify its sytems will not negatively impact the systems or operations of Pinnacle.

          EMPLOYEES. At December 31, 1997, the Banks had 101 full-time and 11 part-time employees. Pinnacle has no employees. The Banks are not a party to any collective bargaining agreement, and the Banks believe that their employee relations are good.

          COMPETITION. The banking business is highly competitive. Royston competes with four other depository institutions in Franklin County. Elberton competes with two other depository institutions in Elbert County. The Banks also compete with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Banks operate.

          At December 31, 1997, Elberton ranked on the basis of total deposits and assets of $128.2 million and $152.3 million, respectively, as the larger of the three depository institutions located in Elbert County and Royston rated as the largest of the five depository institutions located in Franklin County based upon deposits and assets of $84.7 million and $100.5 million, respectively.

SUPERVISION AND REGULATION

          Pinnacle is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). Pinnacle is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

          The Act requires every bank holding company to obtain the prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already controlled;
(ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of voting shares of any company engaged in non-

                               6
banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

          Pinnacle must also register with the Department of Banking and Finance (DBF) and must file periodic information with the DBF. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of Pinnacle, Elberton and Royston and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with; and the DBF may make examinations of Pinnacle and each of its bank subsidiaries other than a national bank.

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

          Elberton is a National Bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of Elberton's operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates and establishment of branches.

          Royston, as a state banking association, was subject to the supervision of, and is regularly examined by, the FDIC and the DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving Royston. Royston was merged into Elberton effective January 1, 1998 and the surviving bank is a national bank regulated by the OCC.

PAYMENT OF DIVIDENDS

          Pinnacle is a legal entity separate and distinct from the Banks. Most of the revenues of Pinnacle result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks as well as by Pinnacle to its shareholders. The Banks were merged on January 1, 1998 and will be subject only to the OCC's dividend restrictions in 1998.

                               7
          Elberton is regulated by the OCC. Under the regulations of the OCC dividends may be declared out of net profits of the association. The approval of the OCC is required if the total of all dividends declared by such association exceed the total of its net profits for the year combined with its retained net profits for the preceding two years.

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

          The payment of dividends of Pinnacle and its bank subsidiaries may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement which provides that insured banks should generally only pay dividends out of current operating earnings.

MONETARY POLICY

          The results of operations of Elberton and Royston are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of Elberton or Royston.

CAPITAL ADEQUACY

          The Federal Reserve, the FDIC and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit

                               8
risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk weighted assets of four percent (4%). In addition, the Federal Reserve, the FDIC and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve, and the FDIC and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve. The Federal Reserve, the FDIC and the OCC use the leverage ratio in tandem with the risk based ratio to assess capital adequacy of banks and bank holding companies.

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

          In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

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

                               9
Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to lower capital category based on supervisory factors other than capital. Under the FDIC's regulations both of the Banks are "well capitalized" institutions.

          Set forth below are pertinent capital ratios for Pinnacle, Royston and Elberton as of December 31, 1997.

Minimum Capital
Requirement                     Pinnacle           Royston                      Elberton
---------------                 --------           -------                      --------
Tier 1 Capital to
   Risk-based
   Assets:  4.00%               24.09%<F1>         23.18% <F1>                   24.39% <F1>

Total Capital to
   Risk-based
   Assets:  8.00%               25.34% <F2>        24.43% <F2>                  25.64% <F2>

Leverage Ratio (Tier 1
   Capital to Total
   Assets): 3.00%               15.00% <F3>        13.92% <F3>                  14.73% <F3>

_____________________

<F1> Minimum for "Well Capitalized" Banks = 6%
<F2> Minimum for "Well Capitalized" Banks = 10%
<F3> Minimum for "Well Capitalized" Banks = 5%

RECENT LEGISLATIVE AND REGULATORY ACTION


          Congress and various federal agencies (including, in addition to the bank regulatory agencies, HUD, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nations' fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determines had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

          On March 8, 1994 the Federal Agencies, in an effort
to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination: when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment: when a lender treats applicants
                               10
differently based on a prohibited factor even where there is no showing that the treatment was motivated by a prejudice or a conscious intention to discrimine against a person, and (3) evidence of disparate impact: when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practice is neutral on its face and are applied equally, unless the practice can be justified on the basis of "business necessity."

          On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which compares an institution's market shares of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predicable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million and that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon Pinnacle and the Banks.

          On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1996, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after March 31, 1997.
States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1996. On September 29, 1996, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

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

                                11
FDIC INSURANCE ASSESSMENTS

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

          On September 29, 1996, the Economic Growth and
Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act"). The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For 1997, the assessment for the FICO bond payments were $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996 that the premium for the first six months of 1997 for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996
Act was to eliminate the minimum $2,000 per year charge for deposit insurance. In 1997, the Banks paid no deposit insurance premiums and a FICO bond assessment of $24,285. Elberton will pay no premium for deposit insurance in the first six months of 1998 and a FICO bond assessment of $22,000. The Bill also provided limited regulatory relief and revised certain out-of-date regulations.

Item 2.  DESCRIPTION OF PROPERTY

          The Company's main office is located at 884 Elbert
Street, Elberton, Georgia 30636-0430, and its telephone number at that office is (706) 283-2854.

          Elberton's main office is owned by it, is located at 884 Elbert Street in Elberton, Georgia and consists of approximately 22,500 square feet of usable office space.
Elberton has three branch offices. The downtown office is owned by it and is located at 32 College Avenue, Elberton, Georgia and consists of approximately 4,200 square feet of usable office space. The Bowman office is owned by it, is located at 27 North Broad Street, Bowman, Georgia and contains approximately 2,700 square feet of usable office space. The Hartwell office is also owned by Elberton and is located at 135 East Franklin Street, Hartwell, Georgia and consists of approximately 4,200 square feet of usable office space. Management of Elberton believes that these properties are adequately covered by insurance.

          Royston's main office is owned by it, is located at 861 Church Street, Royston, Georgia and contains approximately 9,440 square feet of usable office space. Royston currently has three other branches, the Franklin Springs branch, which is owned by it and is located at 2311 West Main Street, Franklin Springs, Georgia and contains approximately 2,300 square feet of office space, and a supermarket branch, which is located in and leased from Dill's Food City supermarket at 721 Cook Street, and which contains approximately 540 square feet of space, and the Lavonia Branch, which is leased at 5784 West Avenue, Lavonia, Georgia and which contains approximately 2,200 square feet of usable office space. Pinnacle has purchased property in Lavonia and plans to build a 4,200 square foot building to replace the current space which is leased within the next year. Management of Royston believes that these properties are adequately covered by insurance.


Item 3.  LEGAL PROCEEDINGS

          The Company is not aware of any material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                             PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERSPART II.

          STOCK.  There is no established public trading market
for the Company's Common Stock.  As of March 15, 1998, the
Company had 364 shareholders of record. Pinnacle Stock is not traded on an established public trading market. Management is aware of nineteen sales of Pinnacle shares totaling 5,045 shares to several individuals at prices ranging from $50 to $64 per share during 1997. Management is also aware of fourteen other transfers
of shares totaling 23,701 shares during 1997.   Management is aware
of seven sales of Pinnacle shares totaling 489 shares to several individuals at prices ranging from $55.00 to $57.00 per share during 1996. Management is also aware of 25 other transfers of shares totaling 90,895 shares during 1996 at undetermined prices, including 69,681 shares which were transferred to family partnerships in intra-family transactions.

          DIVIDENDS. In 1997 and 1996, the Company declared cash dividends aggregating $1,497,600 ($1.95 per share) and $1,382,400 ($1.80 per share), respectively. The Company intends to continue paying cash dividends on a quarterly basis. However the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 15 to the Company's consolidated financial statements appearing on page 47.


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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs for credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At December 31, 1997, 13.4% of the investment securities portfolio had maturity dates within the next year and 71.1% matures from one to five years after December 31, 1997. During 1997, federal funds sold averaged $4.7 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $5.3 million. Cash due from banks and federal funds sold, increased $7.8 million to $15.4 million at December 31, 1997 and Pinnacle increased the amount of federal funds purchased at December 31, 1997 to $360,000 from $110,000 as of December 31, 1996. These funds were generally used to fund an increase in net loans and investments.

          Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

          Asset/Liability management policies are outlined on page 5 of this Report on Form 10-KSB. Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At December 31, 1997, liquidity ratios were: Pinnacle 43.7%, Elberton 51.5% and Royston 31.9%.

          Average net loans increased $11.1 million or 10.7% in 1997 over 1996 primarily as a result of loans originated in the new branches of each institution. Average net loans for Elberton were $72.7 million while Royston's average net loans were $62.7 million. As reflected in Table 4 of the statistical information presented below, fixed rate mortgages increased $4.5 million to $56.1 million at December 31, 1997 and variable rate mortgages decreased $5.2 million to $31.2 million at December 31, 1997.

          As a result of a decrease in foreclosed properties during 1997, other real estate owned decreased $144,000 to $348,000 at December 31, 1997 from $492,000 at December 31, 1996.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $11.4 million to $212.3 million at December 31, 1997 from $200.9 million at December 31, 1996, due primarily to normal growth and deposits obtained by new offices in Hartwell and Lavonia. Demand deposits increased $3.8 million to $36.3 million at December 31, 1997 and interest bearing deposits increased $7.6 million to $175.9 million at December 31, 1997. Cash and cash equivalents increased in 1997 from 1996 levels by $7.8 million as a result of increases in deposits.

          Shareholders' equity increased $3.8 million to $37.0 million at December 31, 1997 from $33.3 million at December 31,
1996, as a result of retained earnings of $3.6 million and a

$219,000 increase that was directly related to the increase of net unrealized gains under FAS 115. The investment portfolio's market value increased due to a slight decrease in interest rates during the year. As all Pinnacle investments are "available for sale" and thus marked at market, the increase in market value was recorded in shareholders' equity. For the year ended December 31, 1996, shareholders' equity increased $2.8 million due to retained earnings of $3.2 million less a reduction in net unrealized gains of investments held for sale of $434,000.

          Pinnacle continues to maintain adequate capital ratios
(see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.4% in 1997.


RESULTS OF OPERATIONS

          Pinnacle's operational results primarily depend on the earnings of the Banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in 1997 increased $1.0 million or 8.8% as a result of increased volume of rate sensitive assets and liabilities and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net
interest margins have increased from the previous year.   As a
result of an increase in interest bearing liabilities and assets, interest expense increased $362,000 or 5.1% while interest income increased $1.4 million or 7.3% in 1997. The analysis of interest rates and the interest differential in the selected statistical information, included elsewhere in this report, illustrates the trends occurring in interest rates during 1997.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle experienced loan charge-offs
in 1997 of $189,000 compared to $446,000 in 1996.   The provision
for loan losses decreased $175,000 to $234,000 during 1997 compared to $409,000 during 1996. Pinnacle's allowance for loan losses represented 1.4% of total loans outstanding at December 31, 1997. Its net charge-offs were $38,000 during 1997 and $396,000 during 1996. The allowance for loan losses increased $196,000 to $2.0 million as of December 31, 1997 compared to $1.8 million at December 31, 1996. The current year provision represents 30.6% of non-performing loans as compared to the 1996 provision representing 14.1% of non-performing loans. The decreases in charge-offs and allowance for loan losses are due to a stable economy.

          Pinnacle's other income increased by $109,000 to $2.0 million in 1997. This increase was due primarily to an increase in service charges on deposit accounts of $77,000.

          Other operating expenses for Pinnacle in 1997 of $7.1 million increased by $606,000 from $6.5 million in 1996 due primarily to increases in salaries and employee benefits.

          Pinnacle's income tax expense increased $255,000 in 1997 over 1996 due primarily to increased income resulting from the interest rate spread. The effective income tax rate of 29.2% in 1997 is an increase of .8% over the 1996 rate. The reduction in tax exempt interest was due to higher after tax yields being obtained in alternative investments and is expected to continue in future years.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income was $5.1 million and represents returns of 14.5% on average shareholders' equity and 2.1% on average assets in 1997. Comparable amounts in 1996 were $4.6 million, 14.7% and 2.0%, respectively. The increased net income results between 1997 and 1996 was the result of increased interest rate spread less income taxes as discussed in the previous paragraphs.

          Pinnacle was required under present accounting pronouncements to adopt FAS 107, Disclosure about Value of Financial Instruments, for its calendar year beginning January 1, 1995. In conformity with FAS 107, Pinnacle's financial instruments were reviewed and a fair value was estimated. The value at December 31, 1997 for financial assets was $252.7 million compared to a carrying amount of $252.3 million and the value of financial liabilities at that date was $207.1 million
compared to a carrying amount of $215.3 million.   Fair values at
December 31, 1996 for financial assets was $236.1 million compared to a carrying amount of $236.5 million and the value of financial liabilities at that date was $195.4 million compared to a carrying amount of $203.2 million. In accordance with FAS 107, the details of the estimated fair value as compared to ledger balances of these instruments is reflected in Note 14 to the financial statement on page 47.

          Pinnacle was also required under present accounting pronouncements to adopt FAS 114 for its calendar year beginning January 1, 1995. Impairment of loans having carrying values of $764,000 and $739,000 as of December 31, 1997 and December 31, 1996, respectively, has been recognized in conformity with FAS 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was $267,000 and $536,000 in 1997 and 1996, respectively. In conformity with FAS 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would have been reported.

          Dividends increased $.15 per share in 1997 to $1.95 from $1.80 per share in 1996.

          Management is not aware of any trends, events or uncertainties that are reasonably expected to have a material effect on Pinnacle's liquidity, capital resources or results of operation. Pinnacle's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

The following tables present Pinnacle's regulatory capital position at December 31, 1997:

                                                          (Rounded to nearest thousand)
Total Risk Adjusted Assets                                                          $150,925

Risk Based Capital Ratios:

TIER 1 CAPITAL
         Common stock                                                                $  7,680         5.09%
         Surplus                                                                        7,280         4.82%
         Retained earnings                                                             21,392        14.17%
                                                                                     --------       ------

                 Total Tier 1 capital                                                  36,352        24.09%
                 Tier 1 minimum requirement                                             6,037         4.00%
                                                                                     --------       ------

                 Excess (shortfall)                                                  $ 30,315        20.09%
                                                                                     ========       ======
TIER 1&2 CAPITAL
         Tier 1 from above                                                             36,352        24.09%
         Allowance from loan losses, limited to 1.25%
            of risk weighted assets                                                     1,887         1.25%
                                                                                     --------       ------

                 Total Tier 1&2 capital                                                38,239        25.34%
                 Tier 1&2 minimum requirement                                          12,074         8.00%
                                                                                     --------       ------

                 Excess (shortfall)                                                  $ 26,165        17.34%
                                                                                     ========       ======
Leverage Ratio
         Tier 1 capital                                                                36,352        15.00%
         Minimum requirement                                                            9,691         4.00%
                                                                                     --------       ------

         Excess (shortfall)                                                          $ 26,661        11.00%
                                                                                     ========       ======

         Average total assets, net of goodwill                                       $242,284
                                                                                     ========

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

Table 1
Pinnacle Financial Corporation and Subsidiaries
Average Balance Sheets

                                                _____________ 1997 ________________          ______________ 1996_________________
                                                                          Interest                                       Interest
                                                  Average        Income/     Yield/             Average       Income/      Yield/
                                                 Balances        Expense      Rate             Balances       Expense       Rate
                                                 --------        -------  ---------            --------       -------    --------
Assets:
Interest-earning assets:
  Loans (including loan fees)                   135,338,705    14,536,043    10.74%         $124,223,589   $13,254,002     10.67%

  Investment securities:
    Taxable                                      70,188,579     4,436,518     6.32%           68,466,361     4,118,413      6.02%
    Nontaxable (a)                               14,862,542     1,288,067     8.67%           16,963,947     1,506,217      8.88%
  Federal funds sold                              3,374,104       184,154     5.46%            4,426,437       242,353      5.48%
                                               ------------   -----------    -----          ------------   -----------     -----
    Total interest-earning assets               223,763,930    20,444,782     9.14%          214,080,334    19,120,985      8.93%
Noninterest earning assets:
  Cash and due from bank                          7,450,484                                    6,506,543
  Premises & equipment                            6,562,675                                    4,919,660
  Other assets                                    4,507,345                                    4,512,904
                                               ------------                                 ------------

  Total assets                                 $242,284,434                                 $230,019,441
                                               ============                                 ============

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits             $43,971,090     1,148,097     2.61%          $46,831,618     1,194,418      2.55%
   Savings deposits                              16,864,104       515,858     3.06%           16,535,228       505,381      3.06%
   Time deposits                                 109,036,301     5,930,099     5.44%          102,933,382     5,531,831      5.37%
   Fed Funds Borrowed                               215,501        11,184     5.19%              128,169         6,655      5.19%
                                               ------------    ----------   ------          ------------    ----------     -----

    Total interest bearing liabilities          170,086,996     7,605,238     4.47%          166,428,397     7,238,285      4.35%

Noninterest bearing liabilities:
  Noninterest bearing demand                     34,808,902                                   29,866,520
  Other liabilities                               2,605,010                                    2,209,328
                                               ------------                                 ------------
                                                207,500,908                                  198,504,245
   Shareholders' equity                          34,783,526                                   31,515,196
                                               ------------                                 ------------
    Total liabilities and shareholders'
     equity                                    $242,284,434                                 $230,019,441
                                               ============                                 ============

Excess of interest-earning assets over
 interest bearing liabilities                    53,676,934                                   47,651,937
Ratio of interest-earning assets to
 interest-bearing liabilities                       131.56%                                      128.63%
Net interest income                                           $12,839,544                                  $11,882,700
                                                              ===========                                  ===========
Net interest spread                                                           4.67%                                         4.40%
Net interest yield on interest earning assets                                 5.74%                                         5.36%

    Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are not material and are not included in the yield calculation for loans in both periods reported.

(a) Tax exempt income is calculated on a tax equivalent basis.

Pinnacle Financial Corporation and Subsidiaries
Average Balance Sheets

                                                   ______________  1995   ______________

                                                                  Interest
                                                     Average        Income/     Yield/
                                                    Balances        Expense      Rate
                                                    --------      ---------     ------
Assets:
Interest-earning assets:
  Loans (including loan fees)                     $118,484,232   $12,526,203    10.57%

  Investment securities:
    Taxable                                         54,044,584     3,150,180     5.83%
    Nontaxable (a)                                  18,602,428     1,660,818     8.93%
  Federal funds sold                                 4,973,980       303,832     6.11%
                                                  ------------   -----------    -----
    Total interest-earning assets                  196,105,224    17,641,303     9.00%
Noninterest earning assets:
  Cash and due from banks                            6,472,408
  Premises & equipment                               4,807,824
  Other assets                                       3,811,288
                                                  ------------

    Total assets                                  $211,196,744
                                                  ============
Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits                $40,985,284     1,115,132     2.72%
   Savings deposits                                 17,245,968       537,296     3.12%
   Time deposits                                    94,010,031     4,919,053     5.23%
   Fed Funds Borrowed                                   21,726         1,634     6.28%
                                                   -----------    ----------     ----

    Total interest bearing liabilities             152,263,109     6,573,115     4.32%

Noninterest bearing liabilities:
  Noninterest bearing demand                        28,769,966
  Other liabilities                                  1,964,908
                                                   -----------

                                                   182,997,983
Shareholders' equity                                28,198,761
                                                   -----------

    Total liabilities and shareholders'
     equity                                       $211,196,744
                                                  ============
Excess of interest-earning assets over
 interest bearing liabilities                      $43,842,115

Ratio of interest-earning assets to
 interest-bearing liabilities                          128.80%

Net interest income                                              $11,068,188
                                                                 ===========
Net interest spread                                                              4.68%
Net interest yield on interest earning assets                                    5.64%

                                21

Table 2
Pinnacle Financial Corporation and Subsidiaries
Volume/Rate Analysis



The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1997 over 1996 and 1996 over 1995.

                                                             1997 over 1996                               1996 over 1995
                                                             --------------                               --------------

                                                 Increase (decrease) due to changes in:       Increase (decrease) due to changes in:
                                                 --------------------------------------       --------------------------------------
Interest income on:
                                               Volume        Rate         Total                Volume        Rate         Total
                                               ------        ----         -----                ------        ----         -----
  Loans (including loan fees)                 $290,170    $1,410,597    $1,700,767           $ 608,882      $118,920     $727,802
  Investment securities:
    Taxable                                     78,457       429,410       507,867             862,854       105,379      968,233
    Non-taxable (a)                             13,431         5,343        18,774            (132,046)      (21,825)    (153,871)
  Federal funds sold                           (18,663)       98,511        79,848              10,097       (76,867)     (66,770)
                                              --------    ----------    ----------          ----------      --------   ----------
      Total interest earning assets           $363,395    $1,943,861    $2,307,256          $1,349,787      $125,607   $1,475,394
                                              ========    ==========    ==========          ==========      ========   ==========
Interest expense on:

  Deposits:
    Interest-bearing demand                  $(43,144)      $ 73,181    $   30,037            $233,213   $ (153,926)   $    79,287
    Savings                                   (32,627)        32,468          (159)            (11,440)     (20,475)       (31,915)
    Time                                       260,491       781,235     1,041,726             629,632      (16,854)       612,778
                                              --------    ----------    ----------          ----------      --------   -----------
 Total interest-bearing liabilities          $ 184,720    $  886,884    $1,071,604          $  851,405   $ (191,255)   $   660,150
                                             =========    ==========    ==========          ==========   ==========    ===========


Rate/volume variances were allocated on a weighted average basis between volume and rate.


(a) Tax exempt income is calculated on a tax equivalent basis.

Table 3
Pinnacle Financial Corporation and Subsidiaries
Investment Portfolio


The following table presents the amortized cost and market value of investments by category at December 31, 1997, 1996, and 1995:

                                                    1997                        1996                              1995
                                                    ----                        ----                              ----
                                    Amortized                         Amortized                        Amortized
                                      Cost            Market            Cost           Market            Cost             Market
                                    ----------        ------          --------         ------          ----------         ------
U.S. Treasury and
  U.S. Gov't Agencies              $66,422,877      66,834,518       $70,410,341    $70,408,162       $58,667,831      $58,973,845
State, county and municipal         15,086,787      15,727,218        15,882,925     16,605,945        17,695,262       18,767,629
Other investments                      134,400         134,400           134,400        134,400           134,400          134,400
                                   -----------     -----------       -----------    -----------       -----------      -----------
       Totals                      $81,644,064     $82,696,136       $86,427,666    $87,148,507       $76,497,493      $77,875,874
                                   ===========     ===========       ===========    ===========       ===========      ===========

The following table presents the maturities of investment securities and the weighted average yields for each range of maturities presented.
The weighted average yields reflect taxable equivalent adjustments using a tax rate of 34% on nontaxable securities.

                                         U.S. Treasury and      State, County        Other         Weighted
Maturities at December 31, 1997         U.S. Gov't Agencies     and Municipal     Investments   Average Yields
--------------------------------        -------------------     -------------     -----------   --------------
Within 1 year                                    $8,792,545        $2,245,403               0            6.88%
After 1 through 5 years                          51,826,479         6,930,957               0            6.61%
After 5 through 10 years                          6,215,494         4,849,163               0            6.81%
After 10 years                                            0         1,701,695        $134,400            7.93%
                                                -----------       -----------        --------            ----
Totals                                          $66,834,518       $15,727,218        $134,400            6.70%
                                                ===========       ===========        ========            ====

Table 4
Pinnacle Financial Corporation and Subsidiaries
Loan Portfolio

The following table presents loans by type at the end of each of the last five years.

                                                    1997             1996              1995             1994              1993
                                                    ----             ----              ----             ----              ----
Commercial, financial
  and agricultural                             $ 23,267,802        18,406,805     $ 17,273,462     $ 16,748,030     $ 16,461,448
Real estate - construction                        5,780,973         2,975,741        1,495,269          864,690        2,588,286
Real estate - mortgage                           87,272,975        88,013,785       80,136,557       80,541,344       76,307,929
Installment loans to individuals                 28,004,470        23,838,085       22,560,447       20,202,397       20,212,934
                                                 ----------        ----------       ----------       ----------       ----------

    Totals                                     $144,326,220      $133,234,416     $121,465,735     $118,356,461     $115,570,597
                                                ===========       ===========      ===========      ===========      ===========

As of December 31, 1997, maturities of loans in the indicated classifications were as follows:

                                                          Commercial,
                                                        Financial and              Real Estate
  Maturity                                               Agricultural             Construction                 Total
  --------                                              -------------             ------------                 -----
Within 1 year                                             $12,310,668               $5,407,907              $17,718,575
1 to 5 years                                                9,044,894                  373,066                9,417,960
After 5 years                                               1,912,240                        0                1,912,240
                                                          -----------               ----------              -----------
Totals                                                    $23,267,802               $5,780,973              $29,048,775
                                                          ===========               ==========              ===========

As of December 31, 1997, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                                            Fixed                        Variable
                                                       Interest Rates                 Interest Rates            Total
                                                       --------------                 --------------            -----
Commercial, financial and
  agricultural:
    1 to 5 years maturity                                  $9,044,894                          --            $9,044,894
    After 5 years maturity                                  1,912,240                          --             1,912,240
                                                          -----------                       -------         -----------
                                                           10,957,134                                       $10,957,134
                                                          -----------                                       -----------
Real estate-construction:
    1 to 5 years maturity                                     373,066                          --               373,066
    After 5 years maturity                                     --                              --                    --
                                                          -----------                       -------         -----------
                                                          $11,330,200                          --           $11,330,200
                                                          ===========                                       ===========

Pinnacle's commercial, financial and agricultural loans and installment loans to individuals include secured and unsecured loans as detailed below:

                                                                1997                   1996                     1995
                                                                ----                   ----                     ----
Commercial, financial and agricultural
    Secured                                               $19,626,449              $13,858,739              $14,092,936
    Unsecured                                               3,641,353                4,548,066                3,180,526
                                                          -----------              -----------              -----------

                                                          $23,267,802              $18,406,805              $17,273,462
                                                          ===========              ===========              ===========

Installment loans to individuals
    Secured                                                25,965,091              $21,236,546              $17,718,394
    Unsecured                                               2,039,379                2,601,539                4,842,053
                                                          -----------              -----------              -----------

                                                          $28,004,470              $23,838,085              $22,560,447
                                                          ===========              ===========              ===========


Table 4
Pinnacle Financial Corporation and Subsidiaries
Loan Portfolio - (continued)


The collateral for these various types of secured loans generally includes vehicles, commercial and farm machinery and equipment, and stock.

Pinnacle's real estate - mortgage loans and the consumer loans are primarily fixed loans.

                                                              1997                     1996                     1995
                                                              ----                     ----                     ----
Real estate - mortgage:
    Fixed                                                 $56,110,206               51,658,160              $43,290,288
    Variable                                               31,162,769               36,355,625               36,846,269
                                                          -----------              -----------              -----------
                                                          $87,272,975              $88,013,785              $80,136,557
                                                          ===========              ===========              ===========
Consumer loans:
    Fixed                                                 $26,903,297              $23,270,977              $21,483,265
    Variable                                                1,101,173                  567,108                1,077,182
                                                          -----------              -----------              -----------
                                                          $28,004,470              $23,838,085              $22,560,447
                                                          ===========              ===========              ===========


The following summarizes past due, non-accrual and restructured loans as of December 31, 1997, 1996, 1995, 1994 and 1993:

                                                      1997              1996            1995             1994              1993
                                                      ----              ----            ----             ----              ----
Accruing loans 90 days or more past due       $     934,134        $2,669,721         $339,655         $476,340         $886,002
Non-accrual loans                                   102,185           234,594          282,434          296,097          283,374
Restructured loans                                  251,356           228,375           77,663          216,953          228,000

Accruing loans 90 days or more past due as of December 31, 1996 includes three loans to one group of three customers with outstanding balances totaling $1,948,342 which paid out in May, 1997 as expected by management.

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

Table 5
Pinnacle Financial Corporation and Subsidiaries
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

                                                    1997              1996             1995              1994             1993
                                                    ----              ----             ----              ----             ----
Balance at beginning of year                     $1,842,152        $1,828,722       $1,774,567       $1,769,269       $1,455,900

Charge-offs:

  Commercial, financial and agricultural            109,846           309,746          191,904          115,175           62,277
  Real estate-construction                               --              --                --              --                --
  Real estate-mortgage                                   --              --             83,115           62,339           70,092
  Installment loans to individuals                   79,377           136,747           62,297           64,187           90,313
                                                 ----------        ----------        ---------       ----------       ----------
                                                    189,223           446,493          337,316          241,701          222,682
                                                 ----------        ----------        ---------       ----------       ----------
Recoveries:

  Commercial, financial and agricultural             80,388            17,846           34,682            7,224           11,611
  Real estate-construction                               --              --               --               --               --
  Real estate-mortgage                               52,801            10,780            2,390            1,564            3,315
  Installment loans to individuals                   17,897            21,997           24,399           18,211           18,574
                                                 ----------        ----------        ---------       ----------       ----------

                                                    151,086            50,623           61,471           26,999           33,500
                                                 ----------        ----------        ---------       ----------       ----------

  Net charge-offs                                    38,137           395,870          275,845          214,702          189,182
                                                 ----------        ----------        ---------       ----------       ----------

  Additions charged to operations                   234,000           409,300          330,000          220,000          502,551
                                                 ----------        ----------        ---------       ----------       ----------

  Balance at end of year                         $2,038,015        $1,842,152       $1,828,722       $1,774,567       $1,769,269
                                                 ==========        ==========       ==========       ==========       ==========

Ratio of net charge-offs during the period to
  average loans outstanding during the period          .03%              .32%             .25%             .19%             .17%
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

                                               Allocation of the Allowance for Loan Loss

                                                       1997            1996             1995             1994             1993
Domestic:
 Commercial, financial and agricultural                $ 483,911     $363,000         $246,000         $303,000         $312,385
 Real Estate-construction                                      0            0                0                0                0
 Real Estate-mortgage                                  $ 241,777      155,000          141,500           71,443          121,510
 Installment loans to individuals                         92,706       18,000           17,000           17,000           24,000
 Lease financing                                               0            0                0                0                0
Foreign                                                        0            0                0                0                0
Unallocated                                            1,219,621    1,306,152        1,424,222        1,383,124        1,311,374
                                                       ---------   ----------       ----------       ----------       ----------
                                                      $2,038,015   $1,842,152       $1,828,722       $1,774,567       $1,769,269
                                                       =========   ==========       ==========       ==========       ==========

Table 6
Pinnacle Financial Corporation and Subsidiaries
Deposits


The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                           1997                          1996                           1995
                                           ----                          ----                           ----
                                  Amount           Rate          Amount          Rate         Amount           Rate
                                  ------           ----          ------          ----         ------           ----
Demand deposits:
  Noninterest bearing        $ 34,808,902            --      $29,866,520           --     $ 28,769,966          --
  Interest-bearing             43,971,090         2.61%       46,831,618        2.55%       40,985,284         2.72%
Savings deposits               16,864,104         3.06%       16,535,228        3.06%       17,245,968         3.12%
Time deposits                 109,036,301         5.44%      102,933,382        5.37%       94,010,131         5.23%
                             ------------         ----      ------------        ----      ------------         ----
    Totals                   $204,680,397                   $196,166,748                  $181,011,349
                             ============                   ============                  ===========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

                                                               Time Certificates
                                                                   of Deposit
                                                               -----------------
Within 3 months                                                   $8,402,247
After 3 through 6 months                                           3,154,112
After 6 through 12 months                                         11,075,429
After 12 months                                                    6,541,401
                                                                  ----------

     Total                                                       $29,173,189
                                                                 ===========

Table 7
Selected Ratios

The following table sets out certain ratios of Pinnacle for the years indicated.

                                                       1997            1996              1995
                                                       ----            ----              ----
Net income to:
  Average shareholders' equity                        14.54%          14.67%            15.19%
  Average asset                                        2.08%           2.01%             2.03%
Dividends to net income                               29.60%          29.90%            30.48%
Average equity to average assets                      14.35%          13.70%            13.35%

Table 8
Pinnacle Financial Corporation and Subsidiaries
Analysis of Interest Rate Sensitivity


The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 1997 with no prepayment assumptions. Also included are the related periodic and cumulative gaps for each period.

                                                                                     One Year
                                                    0-3                4-12           Through           Over
                                                   Months             Months        Five Years       Five Years          Total
                                                   ------             ------        ----------       ----------          -----
Earning assets:
---------------

Federal funds sold                              $ 4,657,170       $        0      $          0      $         0     $  4,657,170
Taxable investment securities                     1,749,770         7,042,775       52,380,527        6,349,894       67,522,966
Nontaxable investment securities                    923,757         1,321,646        6,376,909        6,550,858       15,173,170
Loans                                            50,734,483        23,796,464       67,384,650        2,410,623      144,326,220
                                                -----------       -----------     ------------      -----------     ------------

Total earning assets                            $58,065,180       $32,160,885     $126,142,086      $15,311,375     $231,679,526


Interest bearing liabilities:
-----------------------------

Time deposits                                  $ 27,604,739      $ 54,943,724     $ 30,346,867      $         0     $112,895,330
Other interest bearing deposits                  63,051,651                 0                0            2,030       63,053,681
Fed Funds Purchased                                 360,000                 0                0                0          360,000
                                                -----------       -----------     ------------      -----------     ------------

Total interest bearing liabilities             $ 91,016,390      $ 54,943,724     $ 30,346,867      $     2,030     $176,309,011

Gap summary
-----------

Periodic net earning assets                   ($32,951,210)     ($22,782,839)     $ 95,795,219      $15,309,345     $ 55,370,515

Cumulative net earnings assets                ($32,951,210)     ($55,734,049)     $ 40,061,170      $55,370,515     $ 55,370,515

Cumulative ratio of earning assets
  to interest bearing liabilities                    63.80%            61.82%          122.72%          131.41%          131.41%

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

       Item 7.  FINANCIAL STATEMENTS


           Index of Financial Statements

      Independent Auditor's Report

     Consolidated Balance Sheet December 31, 1997

     Consolidated Statements of Income
       for the Years ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows
       for the Years ended December 31, 1997 and 1996

     Consolidated Statements of Shareholders' Equity
       Years ended December 31, 1997 and 1996

     Notes to Consolidated Financial Statement

January 28, 1998


To the Board of Directors and Shareholders
Pinnacle Financial Corporation and Subsidiaries
Elberton, Georgia  30635


                 Independent Auditor's Report


We have audited the accompanying consolidated balance sheet of Pinnacle Financial Corporation and Subsidiaries as of December 31,
1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Financial Corporation and Subsidiaries at December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


                            /s/ Whittemore & Smith, LLP


                              31
          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997

ASSETS
  Cash and due from banks                                                          $ 10,789,675
  Federal funds sold                                                                  4,657,170

  Securities available for sale                                                      82,696,136
  Loans, net of allowance for credit losses of $2,038,015                           142,288,205

  Premises and equipment                                                              7,652,254
  Accrued interest receivable                                                         2,616,476
  Foreclosed real estate                                                                348,213
  Other assets                                                                        1,292,020
                                                                                    -----------

       TOTAL ASSETS                                                                $252,340,149
                                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
------------
  Demand deposits                                                                  $ 36,338,646
  Savings and NOW deposits                                                           63,051,651
  Other time deposits                                                               112,897,360
                                                                                    -----------
       Total deposits                                                               212,287,657

  Federal funds purchased                                                               360,000
  Accrued interest and other liabilities                                              2,646,197
                                                                                    -----------

       Total Liabilities                                                            215,293,854
                                                                                    -----------
Shareholders' equity
---------------------

  Common stock, $10 par value; 5,000,000 shares
    authorized, 768,000 shares issued and outstanding                                 7,680,000
  Capital surplus                                                                     7,280,000
  Retained earnings                                                                  21,391,928
  Net unrealized appreciation on securities available
    for sale, net of deferred tax liability of $358,168                                 694,367
                                                                                     ----------

       Total shareholders' equity                                                    37,046,295
                                                                                     ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $252,340,149
                                                                                   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.


                              32
          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              YEAR ENDED DECEMBER 31, 1997 AND 1996

                                                            1997             1996
                                                            ----             ----
INTEREST INCOME
---------------

   Loans                                               $ 14,536,043     $  13,254,005
   Securities available for sale                          5,397,762         5,242,455
   Federal funds sold                                       172,970           235,698
                                                       ------------     -------------

        Total interest income                            20,106,775        18,732,158
                                                       ------------     -------------
INTEREST EXPENSE
----------------

   Deposits                                               7,594,054         7,231,630
                                                       ------------     -------------

        Total interest expense                            7,594,054         7,231,630
                                                       ------------     -------------

NET INTEREST INCOME                                      12,512,721        11,500,528
   Provision for credit losses                              234,000           409,300
                                                       ------------     -------------

        Net interest income after provision
          for credit losses                              12,278,721        11,091,228
                                                       ------------     -------------
OTHER INCOME
------------

  Service charges on deposit accounts                     1,361,733         1,284,745
  Other service charges and fees                            422,873           389,134
  Other income                                              208,453           210,192
                                                       ------------     -------------

        Total other income                                1,993,059         1,884,071
                                                       ------------     -------------
OTHER EXPENSES
--------------

   Salaries and employee benefits                         4,199,693         3,877,382
   Occupancy expense                                      1,038,229           944,762
   Net realized losses on sales of securities
     available for sale                                          92               219
   Other expense                                          1,883,220         1,693,282
                                                       ------------     -------------

        Total other expenses                              7,121,234         6,515,645
                                                       ------------     -------------

Income before income taxes                                7,150,546         6,459,654
Income tax expense                                        2,091,554         1,836,190
                                                       ------------     -------------

NET INCOME                                             $  5,058,992     $   4,623,464
                                                       ============     =============
Net income per share of common stock                         $6.59            $6.02
                                                             =====            =====

Average shares outstanding                                 768,000           768,000
                                                           =======           =======




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

                              33
          PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                             1997              1996
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net income                                             $ 5,058,992     $  4,623,464
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                          475,073          410,422
      Gain on sale of premises and equipment               (   2,270)            -
      Provision for credit losses                            234,000          409,300
      Deferred income taxes                                (  75,803)      (    2,053)
      Net realized losses on securities available
        for sale                                           (      92)      (      219)
      (Increase) decrease in accrued interest
        receivable and other assets                          529,823       (  485,541)
      Increase (decrease) in accrued expenses and
        other liabilities                                    396,783       (   18,507)
                                                           ---------       ----------
      Total adjustments                                    1,557,514          313,402
                                                           ---------       ----------

  Net cash provided by operating activities                6,616,506        4,936,866
                                                           ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Net (increase) decrease in federal funds sold          (3,995,198)        7,400,907
  Purchase of securities available for sale             (26,288,015)     ( 44,276,293)
  Proceeds from sales of securities available
     for sale                                            21,710,909        15,502,634
  Proceeds from maturities of securities
     available for sale                                   9,248,182        19,067,269
  Net increase in loans                                 (11,129,941)     ( 12,164,551)
  Proceeds from sale of premises and equipment                2,730           -
  Purchases of premises and equipment                   ( 2,569,129)     (  1,202,107)
                                                        ------------     ------------

  Net cash used by investing activities                 (13,020,462)     ( 15,672,141)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net increase in non-interest bearing demand,
     savings and NOW deposit accounts                     5,978,959         1,811,282
  Net increase in time deposits                           5,436,542        11,142,747
  Net increase in federal funds purchased                   250,000           110,000
  Dividends paid                                         (1,497,600)       (1,382,400)
                                                        -----------        ----------

  Net cash provided by financing activities              10,167,901        11,681,629
                                                        -----------        ----------

NET INCREASE IN CASH AND DUE FROM BANKS                   3,763,945           946,354
Cash and due from banks at January 1                      7,025,730         6,079,376
                                                        -----------        ----------

Cash and due from banks at December 31                  $10,789,675       $ 7,025,730
                                                        ===========       ===========


Interest paid                                           $ 7,334,907       $ 7,110,658
                                                        ===========       ===========
Income taxes paid                                       $ 2,015,243       $ 1,925,258
                                                        ===========       ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               34

         PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                     Net Unrealized
                                                                                                     Appreciation/
                                                                                                     (Depreciation)        Total
                                                            Common        Capital      Retained     on Available for   Shareholders'
                                                             Stock        Surplus      Earnings     Sale Securities        Equity
                                                            -------       -------      --------     ----------------    ------------
Balance, December 31, 1995                                $7,680,000   $ 7,280,000   $ 14,589,472       $909,731        $30,459,203

Net income for 1996                                                                     4,623,464                         4,623,464

Cash dividends paid - $1.80 per share                                                  (1,382,400)                       (1,382,400)

Net change in unrealized appreciation/
  (depreciation) on securities available
  for sale, net of taxes                                                               (  433,976)                       (  433,976)
                                                                                       -----------                       ----------
Balance, December 31, 1996                                7,680,000      7,280,000     17,830,536        475,755         33,266,291

Net income for 1997                                                                     5,058,992                         5,058,992

Cash dividends paid - $1.95 per share                                                  (1,497,600)                     (  1,497,600)

Net change in unrealized appreciation/
  (depreciation) on securities available
  for sale, net of taxes                                                                  218,612                           218,612
                                                        -----------   ------------    -----------       -----------     -----------

Balance, December 31, 1997                              $ 7,680,000    $ 7,280,000   $ 21,391,928       $   694,367     $37,046,295
                                                        ===========    ===========   ============       ===========     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
FINANCIAL STATEMENTS.


                               35
         PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 1997 AND 1996


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

     CONSOLIDATION. The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, N.A. (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston). All significant intercompany accounts and transactions have been eliminated in consolidation. In December, 1996 the bank holding company and two subsidiaries agreed upon a proposed merger to be effective January 1, 1998.

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

                               36

     Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Non-temporary declines in the fair value of held to maturity and available for sale securities below their cost, if any, would result in write-downs of the individual securities to their fair value. These related write-downs would be included in earnings as realized losses (See Note 2).

     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     LOANS AND ALLOWANCE FOR CREDIT LOSSES. Loans are stated at the amount of unpaid principal reduced by the allowance for credit losses (See Note 3).

     The allowance for credit losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, the estimated value of any underlying collateral, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties inherent in the estimation process, it is reasonably possible that a material change could occur in the allowance for credit losses in the near term. However, the amount of change that is reasonably possible cannot be estimated. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses (See Note 4).

     INTEREST INCOME ON LOANS. Interest on loans is accrued and credited to income based on the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that collection of interest is doubtful. Upon such discontinuance, all unpaid accrued interest is reversed from income. Interest income is subsequently recognized only to the extent cash payments are received.

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

                              37
     PREMISES AND EQUIPMENT. Premises and equipment are recorded at cost less accumulated depreciation computed by the straight line method over the estimated useful lives of the assets (See
Note 5).

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


                               38
     Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

                                                                  Estimated
                                                Amortized         Unrealized          Unrealized         Market
                                                Cost Basis           Gains               Losses           Value
                                                ----------        ----------          ----------         ------
    Securities available for sale:
    December 31, 1997:
    U.S. Treasury                               $15,221,078       $  200,390         $      --         $15,421,468
    U.S. Government agencies                     47,038,693          262,557         (    66,140)       47,235,110
    State and Municipals                         15,086,787          649,556         (     9,125)       15,727,218
    Mortgage-backed securities                    4,163,106           17,878         (     3,044)        4,177,940
    Other securities                                134,400            --                   --             134,400
                                                -----------       ----------         -----------       -----------
                                                $81,644,064       $1,130,381         ($   78,309)      $82,696,136
                                                ===========       ==========         ===========       ===========
    December 31, 1996:
    U.S. Treasury                               $17,946,379       $  111,557         ($   19,581)      $18,038,355
    U.S. Government agencies                     51,723,842          152,716         (   253,507)       51,623,051
    State and Municipals                         15,882,925          736,325         (    13,305)       16,605,945
    Mortgage-backed securities                      740,120            9,182         (     2,546)          746,756
    Other securities                                134,400            --                   --             134,400
                                                -----------       ----------         -----------       -----------
                                                $86,427,666       $1,009,780         ($  288,939)      $87,148,507
                                                ===========       ==========         ===========       ===========


                               39
         The scheduled maturities of securities at December 31, 1997 were as follows:

                                                             Amortized              Estimated
                                                            Cost Basis             Market Value
                                                            ----------             ------------
    Securities available for sale:
    Due in one year or less                                 $11,007,687             $11,037,948
    Due after one year through five years                    58,043,788              58,757,436
    Due after five years through ten years                   10,850,894              11,064,657
    Due after ten years                                       1,741,695               1,836,095
                                                            -----------             -----------
                                                            $81,644,064             $82,696,136
                                                            ===========             ===========

    Nontaxable and taxable interest income on securities available for sale were as follows:

                                                               1997        1996
                                                               ----        ----
                 Nontaxable                                $  922,410  $1,093,613
                 Taxable                                    4,475,352   4,148,842
                                                           ----------  ----------

                                                           $5,397,762  $5,242,455
                                                           ==========  ==========


  Gross realized gains and gross realized losses on sales of securities available for sale were:

                                                     1997      1996
                                                     ----      ----
         Gross realized gains:
            U.S. Government and agency securities  $12,519  $ 4,425
            State and municipal securities           5,900    2,322
                                                   -------  -------
                                                   $18,419  $ 6,747
                                                   =======  =======

         Gross realized losses:
            U.S. Government and agency securities  $18,185  $ 6,479
            State and municipal securities             326      487
                                                   -------  -------
                                                   $18,511  $ 6,966
                                                   =======  =======

    Investment securities, with a carrying value of approximately $22,002,907 at December 31, 1997 and $21,888,334 at December 31, 1996,
were pledged to secure public deposits. The market value for such pledged securities was approximately $22,242,300 and $22,147,940 at December 31, 1997 and 1996, respectively.

                               40

NOTE 3 - LOANS

  The components of loans in the consolidated balance sheets were as follows:

                                                             December 31
                                                     ----------------------------
                                                       1997                  1996
                                                       ----                  ----
    Commercial                                     $23,267,802           $18,406,805
    Real estate construction                         5,780,973             2,975,741
    Commercial real estate                          45,904,077            47,090,661
    Residential real estate                         41,368,898            40,923,124
    Consumer                                        28,004,470            23,838,085
                                                  ------------           -----------
         Total loans                               144,326,220           133,234,416
    Allowance for credit losses                      2,038,015             1,842,152
                                                  ------------           -----------

       Net loans                                  $142,288,205          $131,392,264
                                                  ============          ============

         The accrual of interest has been discontinued on loans amounting to $102,185 at December 31, 1997 and $234,594 at December 31, 1996. The
effect on interest income was $10,034 and $23,891 for 1997 and 1996, respectively.



NOTE 4 - ALLOWANCE FOR CREDIT LOSSES

     An analysis of the change in the allowance for credit losses follows:

                                                              December 31
                                                              -----------
                                                       1997                 1996
                                                       ----                 ----
         Balance at January 1                     $ 1,842,152           $ 1,828,722
                                                  -----------           -----------

            Credits charged off                   (   189,223)          (   446,493)
            Recoveries                                151,086                50,623
                                                  -----------           -----------

               Net credits charged off            (    38,137)          (   395,870)
          Provision for credit losses                 234,000               409,300
                                                  -----------           -----------

         Balance at December 31                   $ 2,038,015           $ 1,842,152
                                                  ===========           ===========


                               41
         Pinnacle Bank, N.A. and Pinnacle Bank grant agribusiness, commercial, residential and consumer loans to individuals and a variety of firms and corporations located primarily in counties of Northeast Georgia. Although the subsidiary banks have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     Impairment of loans having carrying values of $764,292 an $738,959 in 1997 and 1996, respectively has been recognized in conformity with FAS 114, Accounting by Creditors for Impairment of a Loan as amended by FAS 118. The total allowance for credit losses related to those loans was $267,000 and $536,000 in 1997 and 1996, respectively. For impairment recognized in conformity with FAS 114 as amended by FAS 118, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.



NOTE 5 - BANK PREMISES AND EQUIPMENT

     Components of premises and equipment included in the consolidated balance sheets at December 31, 1997 and 1996 were as follows:

                                                                                    December 31
                                                                                    -----------
                                                                           1997                  1996
                                                                           ----                  ----
         Land                                                          $ 1,270,252         $    843,174
         Land improvements                                                 340,666              312,662
         Buildings                                                       4,806,513            3,073,276
         Building improvements                                             206,214              355,596
         Furniture & fixtures                                            4,372,740            4,396,292
         Building under construction                                         --                 640,841
                                                                       -----------          -----------
             Total cost                                                 10,996,385            9,621,841

         Accumulated depreciation                                      ( 3,344,131)         ( 4,063,182)
                                                                       -----------          -----------
             Net book value                                            $ 7,652,254          $ 5,558,659
                                                                       ===========          ===========

     Premises and equipment are stated at cost less accumulated depreciation. The company uses the straight line method of computing depreciation using asset lives which approximate their economic useful lives. Depreciation expense included in occupancy expense for 1997 and 1996 was $475,073 and $410,422, respectively.

     Pinnacle Bank, N.A. completed construction of two branch facilities during 1997. Pinnacle Bank purchased land in Lavonia for a new branch location and plans to complete construction in 1998. The company has also entered into contracts to purchase various communication and computer equipment totaling approximately $163,700.

                               42

NOTE 6 - OTHER ASSETS AND OTHER LIABILITIES

     The major components of other assets and other liabilities are as follows:

                                                                         1997            1996
                                                                         ----            ----
         OTHER ASSETS:
           Deferred income taxes                                    $   17,391       $   54,671
           Cash surrender value of life insurance                    1,017,132          968,176
           Prepaid income tax                                           17,610          115,530
           Other                                                       239,887          216,028
                                                                    ----------        ---------

                                                                    $1,292,020       $1,354,405
                                                                    ==========       ==========

         Accrued interest and other liabilities:
           Accrued interest payable                                 $1,780,732       $1,521,585
           Compensation and retirement deferral                        445,111          539,633
           Other                                                       420,354          188,196
                                                                    ----------       ----------

                                                                    $2,646,197       $2,249,414
                                                                    ==========       ==========


NOTE 7 - DEPOSITS

         Deposit account balances by maturity at December 31, 1997 are as follows:

                                                                                                 Over
                                               0-3 Months       4-12 Months        1-5 Years    5 Years            Total
                                               ----------       -----------        ---------    --------           -----
Demand deposits, savings
   and NOW deposits                           $ 99,390,297      $   --            $    --        $2,030         $99,390,297
Time deposits under $100,000                    19,202,492       40,714,183        23,805,466      --            83,724,171
Time deposits over $100,000                      8,402,247       14,229,541         6,541,401      --            29,173,189
                                              ------------      -----------       -----------    ------        ------------
                                              $126,995,036      $54,943,724       $30,346,867    $2,030        $212,287,657

         The amount of demand deposits reclassified as loans were $119,161 and $305,839 at December 31, 1997 and 1996, respectively.



NOTE 8 - SHORT-TERM BORROWINGS

     Federal funds purchased generally mature within one to four days from the transaction date. The company had federal funds purchased for a minimum number of days during 1997. Interest expense in the amount of $11,184 was incurred on these amounts which was netted with interest income on federal funds sold.

                               43

NOTE 9 - EMPLOYEE BENEFITS AND EMPLOYEE STOCK OWNERSHIP PLAN

     The company maintains a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions to the plan are based on salary levels and are discretionary, but the maximum employer matching contribution may not exceed 6% of gross salaries in any year. The plan was amended prior to the end of the year to provide an additional profit sharing contribution allocated to employees based on four employee classes. Employer contribution expense included in salaries and employee benefits for the plan was $220,183 in 1997 and $58,517 in 1996.

     An Employee Stock Ownership Plan (ESOP) was adopted by Pinnacle Bank, N.A. in 1992 and Pinnacle Bank in 1993. The ESOP is a non-contributory qualified stock bonus plan established to accumulate shares of Pinnacle Financial Corporation common stock in the ESOP trust for the benefit of all eligible employees. Contributions to the plan are made at the discretion of the Board of Directors.

     The trust assets will be allocated among the employee participants who will receive distributions of cash and stock upon their termination, death, long-term disability or retirement. At that time, the employee will have the option to retain the stock or exercise a put option whereby the trust is obligated to acquire the stock. Any subsequent transfer by the employee after the put option expires is subject to an employer's right of first refusal which provides that the stock must first be offered to the employer and then to the trust prior to transfer. The company will fund future obligations to reacquire employee owned securities distributed from the ESOP. As of December 31, 1997, the ESOP had purchased no qualified employer securities. Contribution expense included in salaries and employee benefits for the ESOPs were $-0- in 1997 and $311,479 in 1996.


NOTE 10 - INCOME TAXES

     The consolidated provision for income taxes consisted of the following:


                                                       Years Ended December 31
                                                        ----------------------
                                                      1997                  1996
                                                      ----                  ----
         Current provision - federal               $2,163,429           $1,838,243
         Current provision - state                      3,928                --
         Deferred portion                         (    75,803)          (    2,053)
                                                  -----------           ----------
                                                   $2,091,554           $1,836,190
                                                  ===========           ==========

                               44
     The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 1997 and 1996, as indicated in the following analysis:

                                                             1997                 1996
                                                             ----                 ----
         Statutory rates                                    34.0%                34.0%
         Increase (decrease) resulting from:
            Effect of tax-exempt income                    ( 5.1%)              ( 6.3%)
            Interest and other nondeductible expenses        2.0%                 1.0%
            Deferred portion                               ( 1.1%)                 --
            Other, net                                     (  .6%)              (  .3%)
                                                           -----                -----
                                                            29.2%                28.4%
                                                           =====                =====

         The components of the deferred income tax asset
(liability) included in other assets (liabilities) are as follows:

                                                      1997                 1996
                                                      ----                 ----
         Deferred tax liability - federal        ($  358,168)         ($  245,086)
         Deferred tax asset - federal                375,559              299,757
                                                 -----------           ----------
         Net deferred tax asset                   $   17,391           $   54,671
                                                 ===========           ==========

         The tax effects of each type of significant item that gave rise to deferred taxes are as follows:

                                                         Years Ended December 31
                                                         -----------------------
                                                     1997                   1996
                                                     ----                   ----
         Tax depreciation in excess of book
            depreciation                           ($318,078)            ($317,242)
         Excess of book provision for loan
            losses over deduction for federal
            income tax purposes                      537,713               471,120
         Accretion of discount on state and
            municipal investment securities        (  18,725)            (  20,511)
         Non-deductible deferred directors'
            fees and interest                         92,388                75,770
         Other real estate owned cost
            capitalization for tax purposes           59,441                47,414
         Non-deductible retirement benefit            17,197                17,197
         Non-accrual loan interest for tax
            purposes                                   5,159                26,009
         Unrealized gain/losses on securities      ( 357,704)             (245,086)
                                                   ---------              --------
         Total deferred tax asset                  $  17,391              $ 54,671
                                                   =========              ========

                              45
     Consolidated federal and state income tax returns are filed for the holding company and subsidiaries and the actual tax liability or benefit is allocated to each member of the group for the taxable year as would be determined on a separate return basis. Any carryovers and carrybacks of tax attributes from separate return years are given full effect in determining separate company tax liability or benefit if such items are availed of in reducing the consolidated tax liability of the affiliated group.



NOTE 11 - RELATED-PARTY TRANSACTIONS

     In the normal course of business, executive officers and directors of the company and its bank subsidiaries, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank subsidiaries (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of activity for related party loans for 1997 and 1996:

                                           1997                1996
                                           ----                ----
         Beginning balance              $4,143,081         $1,839,982

                 New loans               2,210,340          6,609,539
                 Repayments             (2,866,799)        (4,306,440)
                                        ----------         ----------
         Ending balance                 $3,486,622         $4,143,081
                                        ==========         ==========

         The company had deposits of approximately $4,899,077 for related parties at December 31, 1997.



NOTE 12 - EXECUTIVE RETIREMENT BENEFITS

     As of December 1997, both bank subsidiaries have established non- qualified executive salary continuation plans which will provide benefits to each bank's President and Chairman of the Board of Directors upon retirement. This retirement benefit amount will be determined each year using a life insurance contract indexed as if purchased on the effective date of the plan. The banks are not required to fund the plans nor obligated to purchase such life insurance policies.


                              46

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

     A summary of the company's financial instruments whose contract amounts represent credit risk at December 31, 1997 and 1996 are as follows:

                                                      1997             1996
                                                      ----             ----
         Commitments to extend credit            $   500,000     $ 1,800,000
         Credit card arrangements                  2,052,154       1,853,136
         Undisbursed lines of credit              11,263,640       9,485,131
         Standby letters of credit                 1,146,391       1,651,200
                                                 -----------     -----------

                                                 $14,962,185     $14,789,467
                                                 ===========     ===========


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


                               47
     Standby letters of credit written are conditional commitments issued by the company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

     In accordance with resolutions adopted by the Board of Directors, the company does not have derivative financial instruments, therefore, FAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" does not have an effect on the company.

     The estimated fair values of the company's financial instruments were as follows ($ in thousands):

                                                                 December 31, 1997                  December 31, 1996
                                                                 -----------------                  -----------------
                                                            Carrying            Fair          Carrying            Fair
                                                             Amount            Value           Amount            Value
                                                            --------           -----          --------           -----
         Financial assets:
           Cash and due from banks                          $ 10,790         $ 10,790         $  7,026         $  7,026
           Federal funds sold                                  4,657            4,657              662              662
           Securities available for sale                      82,696           82,696           87,148           87,105
           Loans receivable, net                             142,289          142,603          131,392          131,032
           Accrued interest receivable &
              other assets                                    11,908           11,908           10,270           10,270

         Financial liabilities:
           Deposits                                         $212,288         $204,049         $200,872         $193,076
           Federal funds purchased                               360              360              110              110
           Accrued interest payable &
              other liabilities                                2,646            2,646            2,249            2,249

         Off-balance-sheet instruments:
           Commitments, commercial lines
             of credit, and standby
             letters of credit                                               $     63                           $     4

NOTE 15 - PROPOSED MERGER

     In December, 1996, the bank holding company and subsidiaries announced their intent to merge the subsidiaries. The proposed merger took effect on January 1, 1998.



NOTE 16 - DIVIDENDS FROM SUBSIDIARIES

     Dividends paid by the bank subsidiaries are the primary source of funds available to the company. Statutes and regulations impose restrictions on the amount of dividends that may be declared by the bank subsidiaries. Aggregate dividends of approximately $7,723,000 can be declared by the bank subsidiaries without prior regulatory approval. The primary restrictions are as follows:

     Pinnacle Bank, N.A. is subject to the dividend restrictions set forth by the Comptroller of the Currency (OCC). Under such restrictions, Pinnacle Bank, N.A. may not, without the prior approval of the OCC, declare dividends in any calendar year in excess of the sum of the current year's earnings plus the retained earnings from the preceding two years.

                               48
     Pinnacle Bank, as a state-chartered bank, is subject to the dividend restrictions of the Georgia State Department of Banking and Finance. Pinnacle Bank must notify the Department of Banking if dividends declared or anticipated to be declared in a calendar year are more than fifty percent of the net earnings for the previous year.

     The two subsidiaries merged on January 1, 1998 and will be subject only to the dividend restrictions set forth by the Comptroller of the Currency in 1998.



NOTE 17 - REGULATORY MATTERS

     The banks are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the banks are required to have a minimum 4.00% Tier 1 ratio, a minimum 8.00% Tier 2 total capital ratio, and a minimum 4.00% core/leverage capital ratio. The actual ratios of the consolidated company at that date were 24.09%, 25.34%, and 15.00%, respectively.

     At December 31, 1997, Pinnacle Bank, N.A. was required to maintain a minimum deposit of $25,000 with the Federal Reserve
Bank of Atlanta for clearings.



NOTE 18 - YEAR 2000 ISSUES

     The Company has designated a committee and project manager to oversee its Year 2000 project. The guidance outlined by the FDIC in FIL-50-97, "Year 2000 Project Management Awareness", was adopted in the company's Year 2000 Operations Manual. Inventory listings for all hardware, software, and personal computers have been completed and mission critical systems identified to be addressed first. The company plans to: 1) ensure that certification is obtained from all vendors and manufacturers regarding Year 2000 compliance and 2) test each function for compliance. The contingency plan provides for replacement of non-compliant products if any mission critical systems are not made compliant by December 31, 1998. The plan has designated 1999 for testing purposes only. The committee reports to senior management monthly and to the Board of Directors quarterly on their progress. Management is also including a Year 2000 credit exposure review on large borrowers during the annual review process or at the initial credit review for new borrowers.

     The Company does not foresee any material expenditures for the Year 2000 project.

NOTE 19 - PINNACLE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
          FINANCIAL INFORMATION

                                                                  Balance Sheet
                                                                December 31, 1997
                                                                -----------------
Assets
------
Cash                                                              $    43,255
Securities available for sale                                         306,900
Investment in subsidiaries                                         36,720,288
Furniture and fixtures, net of accumulated
  amortization of $2,246                                               14,604
Accrued interest receivable                                             6,104
                                                                  -----------

                                                                  $37,091,151
                                                                  ===========
Liabilities and Shareholders' Equity
------------------------------------
Due to subsidiaries                                               $     3,552
Deferred tax liability                                                  3,078
Income taxes payable                                                   38,226
Common stock                                                        7,680,000
Capital surplus                                                     7,280,000
Retained earnings                                                  21,391,928
Unrealized appreciation on securities, net of tax                     694,367
                                                                  -----------

                                                                  $37,091,151
                                                                  ===========

                                                              Statements of Income
                                                     Years ended December 31, 1997 and 1996
                                                     --------------------------------------
                                                                     1997                 1996
                                                                     ----                 ----
Income:
   Dividends from subsidiaries                                    $1,947,600          $1,450,480
   Interest income - securities available for sale                     6,235               --
                                                                  ----------          ----------
                                                                   1,953,835           1,450,480

Expenses:
   Other expenses                                                    189,661             109,642
                                                                  ----------          ----------
         Income before income taxes and equity in
         undistributed net income of subsidiaries                  1,953,835           1,340,838
Income tax benefit                                                (   26,258)         (   37,278)
                                                                  ----------         -----------
         Net income before equity in undistributed
         net income of subsidiaries                                1,790,432           1,378,116

Equity in undistributed net income of subsidiaries                 3,268,560           3,245,348
                                                                  ----------         -----------

         Net income                                               $5,058,992          $4,623,464
                                                                  ==========         ===========

                              50
NOTE 19 - PINNACLE FINANCIAL CORPORATION (PARENT COMPANY ONLY)
          FINANCIAL INFORMATION (CONTINUED)

                                                                                      Statements of Cash Flows
                                                                                  Years ended December 31, 1997 and 1996
                                                                                  --------------------------------------

                                                                                        1997               1996
                                                                                        ----               ----
Cash flows from operating activities
   Net income                                                                       $5,058,992          $4,623,464
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                                   1,167                 432
         Deferred income taxes                                                             464                --
         Equity in undistributed net income of
            subsidiaries                                                           ( 3,268,560)        ( 3,245,348)
         Increase in accrued interest receivable                                   (     6,104)               --
         Decrease in prepaid expenses                                                     --                16,913
         Increase in due to subsidiaries                                                   330               3,222
         Increase in income taxes payable                                               38,226                --
                                                                                   -----------         -----------
Net cash provided by operating activities                                            1,824,515           1,398,683
                                                                                   -----------         -----------
Cash flows from investing activities:
   Purchase of securities available for sale                                       (   299,211)               --
   Purchases of furniture and fixtures                                             (    14,691)               --
                                                                                   -----------         -----------
Net cash used by investing activities                                              (   313,902)               --
                                                                                   -----------         -----------
Cash flows from financing activities:
   Dividends paid                                                                  ( 1,497,600)        ( 1,382,400)
                                                                                   -----------         -----------

Net cash used by financing activities                                              ( 1,497,600)        ( 1,382,400)
                                                                                   -----------         -----------

Net increase in cash and cash equivalents                                               13,013              16,283

Cash and cash equivalents at January 1                                                  30,242              13,959
                                                                                   -----------         -----------

Cash and cash equivalents at December 31                                            $   43,255          $   30,242
                                                                                   ===========         ===========

                                 51
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE8.

          During the Company's two most recent fiscal years, the Company did not change accountants and had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.


                                PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS

          The directors and executive officers of Pinnacle, the respective ages, directorships in publicly owned companies, positions with Pinnacle, principal occupations and the Pinnacle common stock owned beneficially by them as of January 31, 1998 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 768,000 shares outstanding on March 15, 1998.

                                                                                                         Number of Shares Owned
                                                                                                              Beneficially
                                  Name                       Age         Position with Pinnacle            (Percent of Class)
                                  ----                       ---         ----------------------            -------------------
                    Maurice Bond                             63          Director                                 996*
                    Charles Bradshaw                         74          Director                                1,600*
                    H. Thomas Brown                          46          Director                                 100*
                    Linton W. Eberhardt                      58          President and Director                   600 <F1>
                    Robert H. Hardy                          51          Director                                 224*
                    L. Jackson McConnell                     60          Chairman, Chief Executive      201,123 (26.2%) <F2>
                                                                         Officer and Director
                    James E. Purcell                         57          Executive Vice President                3,400*
                                                                         and Director
                    C. Lewis Shurbutt                        68          Director                                5,000*
                    Steven H. Williams                       44          Director                                 1,832*
                                                                                                             214,875 (28.0%)
                    All directors and  executive
                    officers as a group (9 persons)
 _________________
 *Less than one percent.

<F1>Does not include 193,863 shares held by the JAM Family
    Partnership II, L.P. pursuant to which Mr. Eberhardt's wife,
    Alice Eberhardt, has sole voting and investment power and 300 shares held directly by Mrs. Eberhardt. Mr. Eberhardt disclaims beneficial ownership with respect to the shares to which Mrs. Eberhardt has voting power.
<F2>Includes 187,950 shares held by the JAM Family Partnership I,
    L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

          The following is a brief description of the business experience of the directors and executive officers of Pinnacle who, except as otherwise indicated, have been or were engaged in their present or last principal employment, in the same or a similar position, and in the described position, for more than five years:

          Mr. Bond is President and the owner of Bond Realty and has been a director of Elberton since January 1975 and director of Pinnacle since March 1996.

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

          Mr. Hardy is part owner of retail clothing and shoe stores in Elberton. He has been a director of Elberton since
1991 and a director of Pinnacle since March, 1997.

          Mr. McConnell has been Chairman and a director of Pinnacle since 1983 and Chairman and CEO of Elberton from 1990 to present. He was also President of Pinnacle from 1983 through March 8, 1995. He was Chairman, President and CEO of Elberton from 1974 to 1990 and has been a director of Elberton and Royston since 1963.

          Mr. Purcell has been President of Elberton since 1990.
Prior to that time he was Executive Vice President of Elberton.
He has been a Director of Elberton since 1977, a director of Pinnacle since 1983 and Vice President of Pinnacle since
September 1983.

          Mr. Shurbutt was a Vice President of Elberton until his retirement in 1995. Mr. Shurbutt has been a director of Elberton since 1983 and a director of Pinnacle since March 21, 1996.

          Mr. Williams is owner of a heating and air conditioning wholesale business. He has been a director of Royston and Pinnacle since March 1997.

          Except for Mr. Eberhardt and McConnell, who are brothers-in-law, there are no family relationships among the directors of Pinnacle.


 Item 10.  Executive Compensation

          Pinnacle does not separately compensate any of its executive officers. The following table sets forth the annual and long-term compensation paid to the chief executive officer and each executive officer of Elberton and Royston whose salary and bonus exceeded $100,000 during the 1997 fiscal year from Elberton and Royston for fiscal years ending December 31, 1997, 1996, and 1995 (the "Named Executive Officers").

                                                                 Summary Compensation Table
                                                                     Annual Compensation
                               ---------------------------------------------------------------------------------
                                     Name and Principal                                               All Other
                                          Position                 Year        Salary ($)<F>        Compensation
                                     ------------------            ----        -------------        ------------
                              L. Jackson McConnell                 1997        $192,848<F2>           $28,667<F3>
                                (Chairman and Chief Executive      1996        $157,370<F2>           $21,000<F4>
                                Officer) of Elberton and           1995        $155,117<F2>           $21,446<F5>
                                Pinnacle

                              James E. Purcell                     1997        $149,657               $25,996<F6>
                                President Elberton; Vice           1996        $139,507               $22,500<F7>
                                President Pinnacle                 1995        $133,266               $20,054<F8>

                              Linton W. Eberhardt                  1997        $129,874               $23,611<F9>
                               President Royston                   1996        $102,325               $13,232<F10>
                               President Pinnacle                  1995        $ 96,558               $10,426<F11>

<F1> Includes directors' fees.

<F2> Includes salary and directors fees Mr. McConnell received in 1995,
     1996 and 1997 as an officer and director of Royston.

<F3> Includes $28,000 and $667 contributed by Pinnacle to Mr. McConnell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F4> Includes $16,770 and $4,230 contributed by Pinnacle to Mr.
     McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F5> Includes $17,237 and $4,209 contributed by Pinnacle to Mr.
     McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F6> Includes $23,994 and $2,002 contributed by Pinnacle to Mr. Purcell's account in Pinnacle's profit sharing and 401-K Plan, respectively.

<F7> Includes $18,750 and $3,750 contributed by Pinnacle to Mr. Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F8> Includes $16,503 and $3,551 contributed by Pinnacle to Mr. Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F9> Includes $21,408 and $2,203 contributed by Pinnacle to Mr. Eberhardt's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F10> Includes $10,308 and $2,924 contributed by Pinnacle to Mr.
      Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F11> Includes $7,831 and $2,695 contributed by Pinnacle to Mr.
      Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.


                                52
Director's Compensation
-----------------------

     Directors of Pinnacle currently do not receive compensation for each meeting of the Board of Directors of Pinnacle as they will receive a fee of $750 per month for service as a director of the merged bank, Pinnacle Bank, N.A. During 1997, Directors of Pinnacle received $250 for each meeting of the Board of Directors of Pinnacle. During the first three months of 1997, directors of Elberton received a fee of $750 for service as a director. The directors of Royston received $525 per monthly meeting during 1997.

Salary Continuation Agreement
-----------------------------


       L. Jackson McConnell, Chairman and Chief Executive Officer of Pinnacle and Elberton and Vice Chairman of Royston, James E. Purcell, Vice President and a Director of Pinnacle and President of Elberton, and Linton W. Eberhardt, President and a Director and President of Royston entered into a non-qualified salary continuation agreement (the "Salary Continuation Plans") with their banks which provide certain benefits upon their retirement and upon their death. Both the retirement and death benefits are determined at December 31st of each year based on the income performance of a single premium split dollar life insurance policy. Generally, the annual addition to his benefits is calculated based on the increase in the policy surrender value less a calculated charge for the use of the bank's money to fund the increase.

       The Salary Continuation Plan provides that, upon their retirement at age 65, the executive officers named above will receive annual retirement benefits for their lifetime. In addition, the plan provides a death benefit to their beneficiaries. If the executive officers should be discharged for cause, all benefits under the Salary Continuation Plan will be forfeited. If the executive officers are terminated after a change of control of Pinnacle (as defined in the Salary Continuation Plan), they will be entitled to receive the death benefits and the retirement benefits after reaching age 65 as if they had been continually employed by their respective banks until that time. The table below indicates the value of the death benefits and estimated retirement benefits, which are dependent upon the income performance of the life insurance policy, as of December 31, 1996 and 1997.


Executive Officer            Date of          Death        Estimated         Death        Estimated
                            Agreement        Benefit         Annual         Benefit         Annual
                                              Value        Retirement        Value        Retirement
                                            12/31/97        Benefits        12/31/96        Benefits
                                                                                            12/31/96
------------------------------------------------------------------------------------------------------
L. Jackson McConnell          10-24-95         $507,751       $30,947          $507,751       $30,947


James E. Purcell              12-16-94         $215,077       $21,748          $215,077       $21,748


Linton W. Eberhardt           11-10-94         $178,982       $20,212          $214,981       $20,212

                              53
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

          The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Company Stock on March 15, 1998, the following information: (a) the owner's name,
(b) the number of shares of Company Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of and have sole voting and investment powers over their shares.


             Name and Address of                 Number of Shares Owned
              Beneficial Owner                     (Percent of Class)
             -------------------                 -----------------------

           L. Jackson McConnell                   201,123(1) (26.2%)
           884 Elbert Street
           Elberton, Georgia 30635

           JAM Family Partnership I, L.P.         197,950 (25.8%)
           884 Elbert Street
           Elberton, Georgia  30635

           Alice Eberhardt                        194,163 (2) (25.2%)
           390 Virginia Hills Road
           Royston, Georgia  30624

           JAM Family Partnership II, L.P.        193,863 (25.2%)
           884 Elbert Street
           Elberton, Georgia  30635

(1) Includes 197,950 shares held by the JAM Family Partnership I, L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.
(2) Includes 193,863 shares held by the JAM Family Parntership II, L.P. pursuant to which Mrs. Eberhardt has sole voting and investment power. Does not include 600 shares held by Mrs. Eberhardt's husband with respect to which she disclaims beneficial ownership.

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



                                54


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The registrant submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-23 under the Securities Exchange Act of 1934.


               Exhibit No.       Document
               -----------       ---------

                 10.4            Flexible Premium Life Insurance Plan for
                                 L. Jackson McConnell dated October 24, 1995
                                 <F1> <F2>

                 10.5 Indexed Executive Salary Continuation Plan by and between First National Bank in Elberton and L. Jackson McConnell dated August 9, 1995. <F1> <F2>

                 22.0            Subsidiaries of Pinnacle Financial
                                 Corporation. *

                 25.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

                 27.0            Financial Data Schedule (for SEC use only)

             ___________________________
             [FN]
             <F1> previously filed
             <F2> Compensation Plan arrangement

                                      SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PINNACLE FINANCIAL CORPORATION has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elberton, State of Georgia, on the 31st day of March, 1998.


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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report Statement has been signed by the following persons in the capacities indicated on the 31st day of March, 1998.

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

/s/ William F. Grant             Director
    William F. Grant

_______________________          Director
H. Thomas Brown

/s/ Charles Bradshaw             Director
    Charles Bradshaw


/s/Mary Coyle Barden            Secretary (Principal Accounting Officer)
   Mary Coyle Barden

                                   EXHIBIT
                                   INDEX


Exhibit       Description of Exhibit
No.
-------       ----------------------

21.0          Subsidiaries of Pinnacle Financial
              Corporation.

25.0          A Power of Attorney is set forth on the
              signature pages to this Form 10-KSB.

27            Financial Data Schedule (for SEC use only)

Supplemental Information To Be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

Four copies of the annual report and proxy materials mailed to shareholders are enclosed with this filing.