Form 10QSB
period 1998-03-31
PINNACLE FINANCIAL CORP
filed 1998-05-15
CIK 910678

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

AS OF APRIL 30, 1998 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.
                      PINNACLE FINANCIAL CORPORATION


                                  INDEX


                                                            Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997                   1

          Consolidated Statements of Income for the Three
          Months ended March 31, 1998 and 1997                   2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997             3

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                              5


PART II -      OTHER INFORMATION                                 10

                     PINNACLE FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1998 AND DECEMBER 31, 1997
                               (Unaudited)

                                                                             March 31,           December 31,
                                                                               1998                   1997
                                                                             ---------           ------------
Assets
-------
       Cash and due from banks                                            $   8,001,586         $  10,789,675
       Federal funds sold                                                     9,030,000             4,657,170

       Securities available for sale                                         86,347,053            82,696,136

       Loans, net of allowance for credit losses
         of $2,131,881 and $2,038,015, respectively                         141,801,042           142,288,205

       Premises and equipment                                                 7,738,731             7,652,254
       Accrued interest receivable                                            2,538,319             2,616,476
       Foreclosed real estate                                                   527,717               348,213
       Other assets                                                           1,414,380             1,292,020
                                                                          -------------         --------------

         Total assets                                                     $ 257,398,828         $  252,340,149
                                                                          =============         ==============

Liabilities
-----------
       Demand deposits                                                    $  38,833,290         $   36,338,646
       Savings and NOW deposits                                              64,760,854             63,051,651
       Other time deposits                                                  112,590,816            112,897,360
                                                                          -------------         --------------

         Total deposits                                                     216,184,960            212,287,657

       Federal funds purchased                                                        0                360,000
       Accrued interest and other liabilities                                 3,215,613              2,646,197
                                                                          -------------         --------------

         Total liabilities                                                  219,400,573            215,293,854
                                                                          -------------         --------------
Shareholders' equity
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding                    7,680,000              7,680,000
       Capital surplus                                                        7,280,000              7,280,000
       Retained earnings                                                     22,241,214             21,391,928
       Net unrealized appreciation on securities available for sale,
         net of taxes of $406,525 and $358,168, respectively                    797,041                694,367
                                                                          -------------         --------------

         Total shareholders' equity                                          37,998,255             37,046,295
                                                                          -------------         --------------

        Total liabilities and shareholders' equity                        $ 257,398,828          $ 252,340,149
                                                                          =============          =============

The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Unaudited)

                                                                                 YTD                     YTD
                                                                             March 31,                March 31,
                                                                                1998                     1997
                                                                             ---------                ---------
INTEREST INCOME
       Loans                                                                  $3,678,768             $3,499,066
       Securities available for sale                                           1,297,051              1,360,042
       Federal funds sold                                                         84,810                 47,538
                                                                             -----------             ----------
         Total interest income                                                 5,060,629              4,906,646
                                                                             -----------             ----------
INTEREST EXPENSE
       Deposits                                                                1,965,818              1,830,681
       Fed Funds Purchased                                                           267                    470
                                                                             -----------             ----------

         Total interest expense                                                1,966,085              1,831,151
                                                                             -----------             ----------

NET INTEREST INCOME                                                            3,094,544              3,075,495
       Provision for credit losses                                                75,000                 83,000

                                                                             -----------             ----------
         Net interest income after provision for credit losses                 3,019,544              2,992,495
                                                                             -----------             ----------
OTHER INCOME
       Service charges on deposit accounts                                       330,069                329,184
       Other service charges and fees                                             43,714                 80,069
       Net realized gains on sales of securities available for sale                   85                      0
       Other income                                                              213,018                 50,742

                                                                             -----------             ----------
         Total other income                                                      586,886                459,995
                                                                             -----------             ----------
OTHER EXPENSES
       Salaries and employee benefits                                          1,115,488              1,049,561
       Occupancy expense                                                         247,967                236,254
       Net realized losses on sales of securities available for sale                   0                  1,781
       Other expenses                                                            427,534                453,916
                                                                             -----------             ----------

         Total other expenses                                                  1,790,989              1,741,512
                                                                             -----------             ----------

Income before income taxes                                                     1,815,441              1,710,978
Income tax expense                                                               582,155                501,000
                                                                             -----------             ----------

NET INCOME                                                                    $1,233,286             $1,209,978
                                                                             ===========             ==========

Net income per share of common stock                                               $1.61                  $1.58
                                                                             ===========             ==========

Average shares outstanding                                                       768,000                768,000
                                                                             ===========             ==========

  The accompanying notes are an integral part of these financial statements.

              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (Unaudited)

                                                                                   March 31,      March 31,
                                                                                     1998           1997
                                                                                   ---------      ---------
Cash flow from operating activities
Net income                                                                         $1,233,286     $1,209,978
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                                122,241         99,485
         Provision for credit losses                                                   75,000         83,000
         Deferred income taxes                                                         ----           ----
         Net realized losses on securities available for sale                               0         (1,781)
Increase in accrued
interest and other assets                                                            (210,484)       (33,924)
         Increase in accrued expenses and other liabilities                           556,193         26,966
                                                                                  -----------     ----------
         Total adjustments                                                            542,950        178,439
                                                                                  -----------     ----------

Net cash provided by operating activities                                           1,776,236      1,388,417
                                                                                  -----------     ----------
Cash flows from investing activities
Net (increase) decrease in federal funds sold                                      (4,372,830)    (1,449,784)
Purchase of securities available for sale                                         (10,703,893)    (7,938,972)
Proceeds from sales of securities available for sale                                        0              0
Proceeds from maturities of securities available for sale                           7,155,650      8,162,525
Net increase in loans                                                                 412,163     (2,012,350)
Purchases of premises and equipment                                                  (208,718)    (1,065,451)
                                                                                  -----------     ----------

Net cash used by investing activities                                              (7,717,628)    (4,304,032)
                                                                                  -----------     ----------
Cash flows from financing activities
Net increase (decrease) in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                             4,203,847      4,337,445
Net increase in time deposits                                                        (306,544)       756,010
Net decrease in federal funds purchased                                              (360,000)      (110,000)
Dividends paid                                                                       (384,000)      (345,600)
                                                                                  -----------     ----------

Net cash provided by financing activities                                           3,153,303      4,637,855
                                                                                  -----------     ----------

Net increase (decrease) in cash and due from banks                                 (2,788,089)     1,722,240
Cash and cash equivalents at January 1                                             10,789,675      7,025,730
                                                                                  -----------     ----------

Cash and cash equivalents at March 31                                              $8,001,546     $8,747,970
                                                                                  ===========     ==========

Interest paid                                                                      $1,808,566     $1,831,633
                                                                                  ===========     ==========

Income taxes paid                                                                      $8,928             $0
                                                                                  ===========     ==========

The accompanying notes are an integral part of these financial statements.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, National Association. Pinnacle Bank, National Association, was the surviving institution following the January 1, 1998 consummation of the merger of Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston). All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS

     FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $922,000 as of March 31, 1998 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $299,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial
Condition and Results of Operations of Pinnacle Financial
Corporation (hereinafter "Pinnacle" or the "Company") analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the results of its wholly-owned subsidiary bank, Pinnacle Bank, National Association. Pinnacle Bank, National Association, was the surviving institution following the January 1, 1998 consummation of the merger of Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston).

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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At March 31, 1998, 10.2% of the investment securities portfolio had maturity dates within the next year and an additional 69.4% matures within the next 5 years. During the first three months of 1998, federal funds sold averaged $6.3 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $5.3 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At March 31, 1998. Pinnacle's liquidity ratios were 42.5%.

          Yields on interest bearing assets averaged 8.8% for the current quarter compared to 8.7% for the same period the year before. Total interest bearing assets increased by $10.0 million or 4.4% for the current period when compared with the quarter ended March 31, 1997. Average net loans increased $10.9 million or 8.1% in the three months ended March 31, 1998 from the same 1997 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for Pinnacle Bank, National Association were $144.9 million.

          As a result of an increase in foreclosed properties in the three months ending March 31, 1998, other real estate owned increased by $180,000 to $528,000 held at March 31, 1998 compared to $348,000 at December 31, 1997. Non-performing loans totaled $397,000 as of March 31, 1998 representing .3% of total loans compared to $235,000 at December 31, 1997, which represented .2% of total loans at that date. Accrued interest as of March 31, 1997 on non-performing loans totaled $11,000 which is not reported as income. Non-performing loans at March 31, 1998 are classified as: real estate, $396,000 and other collateralized loans, $1,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $3.9 million to $216.2 million at March 31, 1998 from $212.3 million at December 31,
1997, due primarily to normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits increased $2.5 million to $38.8 million compared to December 31, 1997 balance of $36.3 million. Interest bearing deposits increased $1.4 million for the three months ended March 31, 1998.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents increased during the first three months of 1998 from December 31, 1997 levels by $1.6 million and investment securities increased $3.7 million from December 31, 1997 levels. This reflected managements ability to maximize interest income by investing in loans with higher yields than federal funds or other customary investments.

          Shareholders' equity increased $952,000 to $38.0 million at March 31, 1998 from $37.0 million at December 31, 1997. Earnings retained during the three months amounted to $849,000 and equity was increased $103,000 as a result of a increase in net unrealized gains during the first three months due to a increase in values in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.1% during the first three months of 1998, compared to 14.4% for the year which ended December 31, 1997.

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

          Net interest income in the three months ended March 31, 1998 increased .6% as a result of increased average loan volume for the three month period compared to the same period for the previous year offset by the increase in volume of interest bearing deposits. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $135,000 or 7.4% while interest income increased $154,000 or 3.1% in the three months ended March 31, 1998 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in the three months ended March 31, 1998 and $83,000 for the same period in 1997. Pinnacle experienced loan charge-offs in the three months ended March 31, 1998 of $33,000 compared to $49,000 in the same period in 1997. The allowance for loan losses increased $247,000 to $2.1 million at March 31, 1998 compared to $1.9 million at March 31, 1997. Pinnacle's allowance for loan losses represents 1.5% of total loans outstanding at March 31, 1998. Its net recoveries were $19,000 during the three months ended March 31, 1998 compared to net charge-offs of $40,000 during the same period in 1997.

          Other operating expenses for Pinnacle increased by $50,000 to $1.8 million during the three months ended March 31, 1998 compared to $1.7 the same period in 1997.

          Pinnacle's income tax expense increased $81,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 32.1% is an increase of 2.8% from the same quarter in 1997.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended March 31, 1997 was $1.2 million and represents annualized returns of 13.2% on average shareholders' equity and 1.9% on average assets. Comparable amounts during the same period of 1996 were $1.2 million, 14.4% and 2.0%, respectively.

          Dividends declared during the first three months of 1998 increased $.05 per share to $.50 from $.45 per share during the same period of 1997.

The following tables present Pinnacle's Regulatory capital position at March 31, 1997:

                (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                          $150,738

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                 5.09%
     Surplus                                                            7,280                 4.83%
     Retained Earnings                                                 22,242                14.76%
        Less: Goodwill                                                      0                 0.00%
                                                                    ---------              -------
     Total Tier 1 capital                                              37,202               24,68%
     Tier 1 minimum requirement                                         6,030                4.00%
                                                                    ---------              -------
     Excess (shortfall)                                               $31,172                20,68%
                                                                    =========              =======

TIER 2 CAPITAL
     Tier 1 from above                                                $37,202                24.68%
     Subordinated Debentures                                                0                 0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                         1,884                 1.25%
                                                                    ---------               -----
     Total Tier 2 capital                                              39,086                25.93%
     Tier 2 minimum requirement                                        12,059                 8.00%
                                                                    ---------               ------
     Excess (shortfall)                                               $27,027                17.93%
                                                                    =========               ======

LEVERAGE RATIO
     Tier 1 capital                                                   $37,202                14.97%
     Minimum requirement                                                7,606                 3.00%
                                                                    ---------               ------
     Excess (shortfall)                                               $29,596                11.67%
                                                                    =========               ======

Average total assets, net of goodwill                               $253,522
                                                                    ========
/TABLE

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

          None.


ITEM 4.     DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 5.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 10, 1998 the Registrant held its annual meeting of Shareholders where the following directors were elected at the meeting for one year terms:

          L. Jackson McConnell               James E. Purcell
          Lint W. Eberhardt                  Maurice Bond
          L. Jackson McConnell, Jr.          Steve Williams
          Robert H. Hardy                    H. Thomas Brown
          Charles Bradshaw                   William F. Grant
          Calvin Hill                        Robert E. Lee, III
          J. Daniel McAvoy                   Anderson Dilworth
          Don C. Fortson                     D. Wayne Braswell
          Etherage C. Phillips

          619,994 Shares (81%) were cast in favor of the directors. There were an additional 1,248 shares (less than one percent) cast for only ten of the elected directors. There were no broker non-votes cast.

ITEM 6.     OTHER INFORMATION

          None.

ITEM 27.     EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27 - Financial Data Schedule (for SEC use only)

                            SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  PINNACLE FINANCIAL CORPORATION


Date: May 15, 1998       By: /s/ L. Jackson McConnell
                             L. Jackson McConnell
                             Chairman and Chief Executive Officer
                            (Principal Executive and Financial Officer)