Form 10QSB
period 1998-06-30
PINNACLE FINANCIAL CORP
filed 1998-08-17
CIK 910678

             U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 29549


                           FORM 10-QSB



            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

Commission File Number 33-67528


                  PINNACLE FINANCIAL CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Georgia                              58-1538862
-------------------------------  ----------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization

884 Elbert Street,
P.O. Box 430, Elberton, Georgia                   30635-0430
----------------------------------------          ----------
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

  AS OF JULY 31, 1998 THERE WERE 768,000 SHARES OF COMMON STOCK
                           OUTSTANDING.
                  PINNACLE FINANCIAL CORPORATION


                              INDEX


                                                                 Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Position at
          June 30, 1998 and December 31, 1997                        1

          Consolidated Statements of Income for the Three
          Months ended June 30, 1998 and 1997                        2

          Consolidated Statements of Income for the Six
          Months ended June 30, 1998 and 1997                        3

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1998 and 1997                    4

Item 2.   Managements Discussion and Analysis or Plan of

          Operation                                                  6


PART II -      OTHER INFORMATION                                     12







                                I

                  PINNACLE FINANCIAL CORPORATION

                  PART I - FINANCIAL INFORMATION

                  Item 1.   Financial Statements






                                II

                                        PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                             JUNE 30, 1998 AND DECEMBER 31, 1997
                                                         (Unaudited)

                                                                          June 30,            December 31,
                                                                            1998                 1997
                                                                          -------             ------------
Assets
------
       Cash and due from banks                                          $7,304,364           $10,789,675
       Federal funds sold                                                6,560,000             4,657,170

       Securities available for sale                                    90,826,637            82,696,136

       Loans, net of allowance for credit losses
         of $2,173,961 and $2,038,015, respectively                    142,801,758            142,288,205

       Premises and equipment                                            7,773,517              7,652,254
       Accrued interest receivable                                       2,764,824              2,616,476
       Foreclosed real estate                                              663,156                348,213
       Other assets                                                      1,394,873              1,292,020
                                                                      ------------           ------------

         Total assets                                                 $260,089,129           $252,340,149
                                                                      ============           ============

Liabilities
-----------
       Demand deposits                                                 $41,667,730            $36,338,646
       Savings and NOW deposits                                         63,953,957             63,051,651
       Other time deposits                                             113,014,011            112,897,360
                                                                      ------------           ------------

         Total deposits                                                218,635,698            212,287,657

       Federal funds purchased                                                   0                360,000
       Accrued interest and other liabilities                            2,609,204              2,646,197
                                                                      ------------           ------------

         Total liabilities                                             221,244,902            215,293,854
                                                                      ------------           ------------

Shareholders' equity
--------------------
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding               7,680,000              7,680,000
       Capital surplus                                                   7,280,000              7,280,000
       Retained earnings                                                23,171,724             21,391,928
       Net unrealized appreciation on securities available for sale,
         net of taxes of $375,560 and $358,168, respectively               712,503                694,367
                                                                      ------------           ------------

         Total shareholders' equity                                     38,844,227             37,046,295
                                                                      ------------           ------------

        Total liabilities and shareholders' equity                    $260,089,129           $252,340,149
                                                                      ============           ============

    The accompanying notes are an integral part of these financial statements.

                                        PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                      FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                          (Unaudited)

                                                                        Three Months        Three Months
                                                                           Ended                Ended
                                                                          June 30,            June 30,
                                                                            1998                1997
Interest income
---------------
       Loans                                                             $3,749,336          $3,586,967
       Securities available for sale                                      1,360,249           1,359,187
       Federal funds sold                                                   113,466              56,843
                                                                         ----------          ----------

         Total interest income                                            5,223,051           5,002,997
                                                                         ----------          ----------
Interest expense
----------------
       Deposits                                                           1,994,294           1,878,303
       Fed Funds Purchased                                                        0               1,318
                                                                         ----------          ----------

         Total interest expense                                           1,994,294           1,879,621
                                                                         ----------          ----------

Net interest income                                                       3,228,757           3,123,376
-------------------                                                      ----------          ----------

       Provision for credit losses                                           75,000              88,000
                                                                         ----------          ----------

         Net interest income after provision for credit losses            3,153,757           3,035,376
                                                                         ----------          ----------
Other income
------------
       Service charges on deposit accounts                                  321,456             331,496
       Other service charges and fees                                       242,103              96,153
       Net realized gains on sales of securities available for sale          17,140               2,172
       Other income                                                          47,225              48,700
                                                                         ----------          ----------

         Total other income                                                 627,924             478,521
                                                                         ----------          ----------
Other expenses
--------------
       Salaries and employee benefits                                     1,123,705           1,081,084
       Occupancy expense                                                    270,315             240,135
       Net realized losses on sales of securities available for sale              0               2,541
       Other expenses                                                       485,651             484,170
                                                                         ----------          ----------

         Total other expenses                                             1,879,671           1,807,930
                                                                         ----------          ----------

Income before income taxes                                                1,902,010           1,705,967
Income tax expense                                                          587,500             490,200
                                                                         ----------          ----------

Net income                                                               $1,314,510          $1,215,767
----------                                                               ==========          ==========

Net income per share of common stock                                          $1.71               $1.58
                                                                              =====               =====

Average shares outstanding                                                  768,000              768,000
                                                                            =======              =======

   The accompanying notes are an integral part of these financial statements.

                                        PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                       FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                     (Unaudited)

                                                                            YTD                  YTD
                                                                          June 30,             June 30,
                                                                            1998                 1997
                                                                         ---------           ----------
Interest income
---------------
       Loans                                                             $7,428,104          $7,086,033
       Securities available for sale                                      2,657,300           2,719,229
       Federal funds sold                                                   198,276             104,381
                                                                         ----------          ----------
         Total interest income                                           10,283,680           9,909,643
                                                                         ----------          ----------
Interest expense
----------------
       Deposits                                                           3,960,112           3,710,302
       Fed Funds Purchased                                                      267               1,788
                                                                         ----------          ----------

         Total interest expense                                           3,960,379           3,712,090
                                                                         ----------          ----------

Net interest income                                                       6,323,301           6,197,553
-------------------
       Provision for credit losses                                          150,000             171,000
                                                                         ----------          ----------

         Net interest income after provision for credit losses            6,173,301           6,026,553
                                                                         ----------          ----------
Other income
------------
       Service charges on deposit accounts                                  651,525             660,680
       Other service charges and fees                                       442,402             176,222
       Net realized gains on sales of securities available for sale          17,225               2,172
       Other income                                                         103,658              99,442
                                                                         ----------          ----------

         Total other income                                               1,214,810             938,516
                                                                         ----------          ----------
Other expenses
--------------
       Salaries and employee benefits                                     2,239,193           2,130,645
       Occupancy expense                                                    518,282             476,389
       Net realized losses on sales of securities available for sale              0               4,322
       Other expenses                                                       913,185             938,086
                                                                         ----------          ----------

         Total other expenses                                             3,670,660           3,549,442

Income before income taxes                                                3,717,451           3,415,627
Income tax expense                                                        1,169,655             991,200
                                                                         ----------          ----------

Net income                                                               $2,547,796          $2,424,427
----------                                                               ==========          ==========

Net income per share of common stock                                          $3.32               $3.16
                                                                              =====               =====
Average shares outstanding                                                  768,000             768,000

   The accompanying notes are an integral part of these financial statements.

                                        PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                          (Unaudited)

                                                                           June 30,        June 30,
                                                                             1998            1997
                                                                          ----------      ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                $2,547,796      $2,424,427
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                       245,728         208,571
         Provision for credit losses                                         150,000         171,000
         Deferred income taxes                                                  ----          ----
         Net realized (gains) losses on securities available for sale        (17,225)          4,854
         (Increase) decrease in accrued interest and other assets           (566,144)        358,431
         Decrease in accrued expenses and other liabilities                  (36,993)       (110,614)
                                                                         -----------     -----------
         Total adjustments                                                  (224,634)        632,242
                                                                         -----------     -----------

Net cash provided by operating activities                                  2,323,162       3,056,669
                                                                         -----------     -----------
Cash flows from investing activities
Net (increase) decrease in federal funds sold                             (1,902,830)        (59,689)
Purchase of securities available for sale                                (21,585,055)    (14,496,150)
Proceeds from sales of securities available for sale                       1,249,880       4,731,484
Proceeds from maturities of securities available for sale                 12,240,035      10,578,861
Net increase in loans                                                       (663,553)     (5,351,671)
Purchases of premises and equipment                                         (366,991)     (1,922,069)
                                                                         -----------     -----------

Net cash used by investing activities                                    (11,028,514)     (7,188,895)
                                                                         -----------     -----------
Cash flows from financing activities
Net increase in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                    6,231,390       3,164,003
Net increase in time deposits                                                116,651       3,440,268
Net increase (decrease) in federal funds purchased                          (360,000)        660,000
Dividends paid                                                              (768,000)       (691,200)
                                                                         -----------     -----------

Net cash provided by financing activities                                  5,220,041       6,463,071
                                                                         -----------     -----------

Net increase (decrease) in cash and due from banks                        (3,485,311)      2,440,845
Cash and cash equivalents at January 1                                    10,789,675       7,025,730
                                                                         -----------     -----------

Cash and cash equivalents at June 30                                      $7,304,364      $9,466,575
                                                                         ===========     ===========

Interest paid                                                             $3,658,983      $3,730,928
                                                                         ===========     ===========

Income taxes paid                                                         $1,100,965        $902,243
                                                                         ===========     ===========

 The accompanying notes are an integral part of these financial statements.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

(1)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, N.A. and Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods.
The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS
     FAS 114, Accounting by Creditors for Impairment of a Loan was adopted as of January 1, 1995 as required. Loans having carrying values of $951,000 as of June 30, 1998 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $439,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations of Pinnacle analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the results of its wholly-owned subsidiary bank, Pinnacle Bank, National Association ( Elberton ). Pinnacle Bank, National Association, was the surviving institution following the January 1, 1998 consummation of the merger of Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston).

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


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At June 30, 1998, 8.6% of the investment securities portfolio had maturity dates within the next year and an additional 75.8% matures within the next 5 years. During the first six months of 1998, federal funds sold averaged $7.9 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $5.3 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At June 30, 1998, the liquidity ratio was 42.2%.

          Average yields on interest bearing assets decreased to 8.4% for the current quarter compared to 8.8% for the same period the year before. Total average interest bearing assets increased by $13.1 million or 5.8% for the current period when compared with the quarter ended June 30, 1997. Average net loans increased $7.0 million or 5.1% in the three months ended June 30, 1998 from the same 1997 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for Pinnacle Bank, N.A. were $144.9 million.

          Average yields on interest bearing assets decreased to 8.7% for the six month period ended June 30, 1998 compared to 8.8% for the same period the year before. Total interest bearing assets increased by $11.8 million or 5.2% for the current period when compared with the six month period ended June 30, 1997. Average net loans increased $8.8 million or 6.5% in the six months ended June 30, 1998 from the same 1997 period, primarily as a result of originations in the two new branches and a healthy economy in Northeast Georgia. Average net loans during the six month period for Pinnacle Bank, N.A. were $144.3 million.

          Other real estate owned increased by $315,000 during the first six months of 1998, resulting in $663,000 held at June 30, 1998 compared to $348,000 at December 31, 1997. Non-
performing loans totaled $210,000 as of June 30, 1998 representing .1% of total loans at June 30, 1998 compared to $235,000 at December 31, 1997, which represented .2% of total loans at that date. Accrued interest as of June 30, 1998 on non-performing loans totaled $20,000 which is not reported as income. Non-performing loans at June 30, 1998 are classified as: real estate, $169,000 and other collateralized loans, $41,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $6.3 million to $218.6 million at June 30, 1998 from $212.3 million at December 31, 1997, due primarily to normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits increased $5.4 million to $41.7 million compared to December 31, 1997 balance of $36.3 million. Interest bearing deposits increased $1.1 million at June 30, 1998.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity, cash and cash equivalents decreased during the first six months of 1998 from December 31, 1997 levels by $1.6 million. Investment securities increased $8.1 million from December 31, 1997 levels as management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity.

          Shareholders' equity increased $1.8 million to $38.8 million at June 30, 1998 from $37.0 million at December 31, 1997. Earnings retained during the six months amounted to $1.8 million. There was minimal change in the net unrealized gains due stability in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see Risk Based Capital Ratios below and see Results of Operations below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.8% during the first six months of 1998, compared to 13.8% for the year which ended December 31, 1997.

          Management is not aware of any known trends, events or uncertainties that are reasonably likely to have a material effect on the registrant's liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS (for the three month period ended June 30,
1998)

          Pinnacle's operational results primarily depend on the earnings of the banks. Earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended June 30, 1998 increased 8.1% as a result of growth, more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $114,000 or 6.1% while interest income increased $220,000 or 4.4% in the three months ended June 30, 1998 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in the three months ended June 30, 1998 compared to $88,000 it provided for the three months ended June 30, 1997. Pinnacle experienced loan charge-offs in the three months ended June 30, 1998 of $44,000 compared to $26,000 in the same period in 1997. The allowance for loan losses increased $174,000 to $2.2 million at June 30, 1998 compared to $2.0 million at June 30, 1997. Pinnacle's allowance for loan losses represents 1.6% of total loans outstanding at June 30, 1998. Its net charge-offs were $33,000 during the three months ended June 30, 1998 and $16,000 during the same period in 1997.

          Other income for Pinnacle during the three months ended June 30, 1998 increased $149,000 to $628,000 from $479,000 for the same period in 1997 due primarily to increased fees for mortgage loans originated and sold in the secondary market. The increase in fees were due to favorable rates and increased efforts associated with these originations.

          Other operating expenses for Pinnacle during the three months ended June 30, 1998 increased $72,000 to $1.9 million from $1.8 million for the same period in the previous year. The increase in other operating expenses is attributable to increases in salaries, employee benefits and occupancy expenses.

          Pinnacle's income tax expense increased $97,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the quarter of 30.9% is a increase of 2.2% over the same quarter in 1997. Please refer to the Results of Operations for the Six Month period for an explanation of the increase of income taxes over last period.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 1998 was $1.3 million and represents annualized returns of 13.8% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1997 were $1.2 million, 14.3% and 2.1%, respectively. As detailed in previous paragraphs, the increase in net income of $99,000 was primarily due to the net effect of the increase in the net interest margin and increased expenses associated with the new branches and the name changes.

          Dividends declared during the three months ended June
30, 1998 increased $.05 per share to $.50 from $.45 per share during the same period of 1997.

RESULTS OF OPERATIONS (for the six month period ended June 30,
1998)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the six months ended June 30, 1998 increased 2.0% as a result of more favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $250,000 or 6.7% while interest income increased $374,000 or 3.8% in the six months ended June 30, 1998 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $150,000 for loan losses in the six months ended June 30, 1998 and $171,000 for the same period in 1997. Pinnacle experienced loan charge-offs in the six months ended June 30, 1998 of $77,000 compared to $75,000
in the same period in 1997.   Its net charge-offs were $14,000
during the six months ended June 30, 1998 and $56,000 during the same period in 1997.

          Other income for Pinnacle during the six months ended June 30, 1998 increased $276,000 to $1,215,000 from $939,000 for the same period in 1997 due primarily to increased fees for mortgage loans originated and sold in the secondary market. The increase in fees were due to favorable rates and increased efforts associated with these originations

          Other operating expenses for Pinnacle during the six months ended June 30, 1998 increased $121,000 to $3.7 million from $3.5 million for the same period in the previous year. The increase in other operating expenses is attributable generally to increases in salaries and employee benefits.

          Pinnacle's income tax expense increased $178,000 for the six months ended June 30, 1998 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 31.4% is a increase of 2.4% over the same quarter in 1997. The Company is now subject to state income taxes due to having utilized all carryover credits and net operating losses from prior years. Over the years, the management has reduced the ratio of U.S. Treasury investments, which are tax-exempt for state income tax purposes, because the tax yield is greater on taxable investments.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the six months ended June 30, 1998 was $2.5 million and represents annualized returns of 13.2% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1997 were $2.4 million, 14.3% and 2.2%, respectively. As detailed in previous paragraphs, the increase in net income of $123,000 was primarily due to the increase in the other income net of tax expense.

          Dividends declared during the six months ended June 30, 1998 increased $.10 per share to $1.00 from $.90 per share during the same period of 1997.

Year 2000
---------

          The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". Pinnacle has developed a plan that will assure the institution of being ready to process in the year 2000. The plan involves costs such as purchasing both hardware and software and will entail the use of both internal and external personnel. Modifications and upgrades will be performed on the majority of Pinnacle's existing systems. The cost of assuring readiness to process in the year 2000 has been budgeted, but unexpected costs may arise as Pinnacle implements its plan of action.

          There is no assurance that Pinnacle's customers and vendors will be ready in the year 2000. Pinnacle will host educational seminars for our customers alerting them and providing expertise on how to limit their exposure. Pinnacle is also developing contingency plans for all critical applications and service providers so business operations may proceed in the year 2000.

The following tables present Pinnacle's Regulatory capital position at June 30, 1998:

                                                        (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                         $155,842

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                    $7,680                4.97%
     Surplus                                                          7,280                4.71%
     Retained earnings                                                23,172              14.87%
        Less: Goodwill                                                     0               0.00%
                                                                 -----------            --------
     Total Tier 1 capital                                             38,132              24.47%
     Tier 1 minimum requirement                                        6,234               4.00%
                                                                 -----------            --------
     Excess (shortfall)                                              $31,898              20.47%
                                                                 ===========            ========

TIER 2 CAPITAL
     Tier 1 from above                                               $38,132              24.47%
     Subordinated debentures                                               0               0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                        1,948               1.25%
                                                                 -----------            --------
     Total Tier 2 capital                                             40,080              25.72%
     Tier 2 minimum requirement                                       12,467               8.00%
                                                                 -----------            --------
     Excess (shortfall)                                              $27,613              17.72%
                                                                 ===========            ========

LEVERAGE RATIO
     Tier 1 capital                                                  $38,132              14.72%
     Minimum requirement                                               7,769              3.00%
                                                                 -----------            --------
     Excess (shortfall)                                              $30,363             11.72%
                                                                 ===========            =======

Average total assets, net of goodwill                              $258,971
                                                                 ==========

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


                              PINNACLE FINANCIAL CORPORATION


Date: August 12, 1998         By: /s/ L. Jackson McConnell
                                 L. Jackson McConnell
                                 Chairman and Chief Executive Officer
                                 (Principal Executive and Financial Officer)