Form 10QSB
period 1998-09-30
PINNACLE FINANCIAL CORP
filed 1998-11-16
CIK 910678

               U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 29549


                              FORM 10-QSB



              QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                    Commission File Number 33-67528


                    PINNACLE FINANCIAL CORPORATION
   ----------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

            Georgia                         58-1538862
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization                   Number)


884 Elbert Street,
P.O. Box 430, Elberton, Georgia                   30635-0430
---------------------------------------           -----------
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

AS OF OCTOBER 31, 1998 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.

                   PINNACLE FINANCIAL CORPORATION


                                 INDEX

                                                                                 Page No.
                                                                                 --------
PART I -         FINANCIAL INFORMATION

Item 1.  Financial Statements

                 Consolidated Statements of Financial Position at
                 September 30, 1998 and December 31, 1997                            1

                 Consolidated Statements of Income for the Three
                 Months ended September 30, 1998 and 1997                            2

                 Consolidated Statements of Income for the Nine
                 Months ended September 30, 1998 and 1997                            3

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1998 and 1997                       4

Item 2.  Managements Discussion and Analysis or Plan of
                 Operation                                                           6


PART II -        OTHER INFORMATION                                                   12

                                                    I
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                  PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS
                                                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                                   (Unaudited)

                                                                        September 30,          December 31,
                                                                            1998                   1997
                                                                        -------------          ------------
Assets
------
    Cash and due from banks                                             $  7,003,939          $ 10,789,675
    Federal funds sold                                                     4,830,000             4,657,170

    Securities available for sale                                         91,609,735            82,696,136

    Loans, net of allowance for credit losses
      of $2,204,537 and $2,038,015, respectively                         142,769,664           142,288,205

    Premises and equipment                                                 7,750,620             7,652,254
    Accrued interest receivable                                            2,659,362             2,616,476
    Foreclosed real estate                                                   541,426               348,213
    Other assets                                                           1,315,282             1,292,020
                                                                        ------------          ------------
      Total assets                                                      $258,480,028          $252,340,149
                                                                        ============          ============

Liabilities
-----------
    Demand deposits                                                      $38,210,783          $ 36,338,646
    Savings and NOW deposits                                              64,073,024            63,051,651
    Other time deposits                                                  112,782,748           112,897,360
                                                                        ------------          ------------
      Total deposits                                                     215,066,555           212,287,657

    Federal funds purchased                                                        0               360,000
    Accrued interest and other liabilities                                 3,141,714             2,646,197
                                                                        ------------          ------------
      Total liabilities                                                  218,208,269           215,293,854
                                                                        ------------          ------------
Shareholders' equity
--------------------
    Common stock, $10 par value; 5,000,000 shares
      authorized, 768,000 shares issued and outstanding                    7,680,000             7,680,000
    Capital surplus                                                        7,280,000             7,280,000
    Retained earnings                                                     24,024,981            21,391,928
    Net unrealized appreciation on securities available for sale,
      net of taxes of $657,767 and $356,168, respectively                  1,286,778               694,367
                                                                        ------------          ------------
      Total shareholders' equity                                          40,271,759            37,046,295
                                                                        ------------          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $258,480,028          $252,340,149
                                                                        ============          ============

                        The accompanying notes are an integral part of these financial statements.

                                                  PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                   (Unaudited)

                                                                             Three Months           Three Months
                                                                                Ended                   Ended
                                                                             September 30,         September 30,
                                                                                1998                    1997
Interest income
----------------
       Loans                                                                 $3,751,084              $3,674,999
       Securities available for sale                                          1,413,999               1,364,703
       Federal funds sold                                                        68,452                  31,560
                                                                             ----------              ----------
         Total interest income                                                5,233,535               5,071,262
                                                                             ----------              ----------
Interest expense
----------------
       Deposits                                                               1,997,494               1,927,032
       Federal funds purchased                                                      390                       0
                                                                             ----------              ----------
         Total interest expense                                               1,997,884               1,927,032
                                                                             ----------              ----------
Net interest income                                                           3,235,651               3,144,230
-------------------
       Provision for credit losses                                               75,000                  38,000
                                                                             ----------              ----------
         Net interest income after provision for credit losses                3,160,651               3,106,230
                                                                             ----------              ----------
Other income
------------
       Service charges on deposit accounts                                      310,286                 350,768
       Other service charges and fees                                           220,700                 108,346
       Net realized gains on sales of securities available for sale               8,343                     180
       Other income                                                              44,733                 121,446
                                                                             ----------              ----------
         Total other income                                                     584,062                 580,740
                                                                             ----------              ----------
Other expenses
--------------
       Salaries and employee benefits                                         1,168,531               1,094,411
       Occupancy expense                                                        268,066                 244,892
       Other expenses                                                           553,260                 533,595
                                                                             ----------              ----------
         Total other expenses                                                 1,989,857               1,872,898
                                                                             ----------              ----------
Income before income taxes                                                    1,754,856               1,814,072
Income tax expense                                                              517,600                 544,800
                                                                             ----------              ----------

Net Income                                                                   $1,237,256              $1,269,272
----------                                                                   ==========              ==========

Net income per share of common stock                                              $1.61                  $1.65
                                                                                  =====                  =====

Average shares outstanding                                                      768,000                768,000
                                                                                =======                =======
               The accompanying notes are an integral part of these financial statements.

                                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                              (Unaudited)

                                                                                   YTD                 YTD
                                                                               September 30,      September 30,
                                                                                   1998                1997

Interest income
---------------
       Loans                                                                    $11,179,188         $10,761,033
       Securities available for sale                                              4,071,299           4,083,931
       Federal funds sold                                                           266,728             135,941
                                                                                -----------         -----------
         Total interest income                                                   15,517,215          14,980,905
                                                                                -----------         -----------
Interest expense
----------------
       Deposits                                                                   5,957,606           5,637,334
       Federal funds borrowed                                                           657               5,441
                                                                                -----------         -----------
         Total interest expense                                                   5,958,263           5,642,775
                                                                                -----------         -----------

NET INTEREST INCOME                                                               9,558,952           9,338,130
       Provision for credit losses                                                  225,000             209,000
                                                                                -----------         -----------
         Net interest income after provision for credit losses                    9,333,952           9,129,130
                                                                                -----------         -----------
OTHER INCOME
       Service charges on deposit accounts                                          961,811           1,011,448
       Other service charges and fees                                               663,102             284,568
      Net realized gains on sales of securities available for sale                   25,568                   0
       Other income                                                                 148,391             220,887
                                                                                -----------         -----------
         Total other income                                                       1,798,872           1,516,903
                                                                                -----------         -----------
OTHER EXPENSES
       Salaries and employee benefits                                             3,407,724           3,225,056
       Occupancy expense                                                            786,348             721,281
       Net realized losses on sales of securities available for sale                      0               1,969
       Other expenses                                                             1,466,445           1,471,680
                                                                                -----------         -----------
         Total other expenses                                                     5,660,517           5,419,986
                                                                                -----------         -----------

Income before income taxes                                                        5,472,307           5,226,047
Income tax expense                                                                1,687,255           1,536,000
                                                                                -----------         -----------

NET INCOME                                                                      $ 3,785,052         $ 3,690,047
                                                                                ===========         ===========

Net income per share of common stock                                                  $4.93               $4.80
                                                                                      =====               =====

Average shares outstanding                                                          768,000             768,000
                                                                                    =======             =======

                    The accompanying notes are an integral part of these financial statements.

                                                  PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                   (Unaudited)

                                                                             September 30,    September 30,
                                                                                 1998              1997
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                  $  3,785,053     $ 3,690,047
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                           369,442         312,846
         Provision for credit losses                                             225,000         209,000
         Deferred income taxes                                                    ----             ----
         Net realized (gains) losses on securities available for sale            (25,568)          1,969
         (Increase) decrease in accrued interest and other assets               (259,361)        521,444
         Increase (decrease) in accrued expenses and other liabilities           495,517         106,765
                                                                             -----------     -----------
         Total adjustments                                                       805,030        (297,444)
                                                                             -----------     -----------

Net cash provided by operating activities                                      4,590,083       4,842,081
                                                                             -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                   (172,830)     (1,660,534)
Purchase of securities available for sale                                    (30,591,080)    (19,180,868)
Proceeds from sales of securities available for sale                           1,748,595       7,729,843
Proceeds from maturities of securities available for sale                     20,546,866      15,026,688
Net increase in loans                                                           (706,459)     (7,006,338)
Purchases of premises and equipment                                             (467,808)     (2,013,128)
                                                                             -----------     -----------

Net cash used by investing activities                                         (9,642,716)     (7,104,337)
                                                                             -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                        2,893,510       1,487,181
Net increase in time deposits                                                   (114,613)      2,596,814
Net decrease in federal funds purchased                                         (360,000)       (110,000)
Dividends paid                                                                (1,152,000)     (1,036,800)
                                                                             -----------      ----------

Net cash provided by financing activities                                      1,266,897       2,937,195
                                                                             -----------      ----------

Net increase in cash and due from banks                                       (3,785,736)        674,939
Cash and cash equivalents at January 1                                        10,789,675       7,025,730
                                                                             -----------     -----------

Cash and cash equivalents at September 30                                   $  7,003,939     $ 7,700,669
                                                                            ============     ===========

Interest paid                                                               $  5,551,045     $ 5,571,283
                                                                            ============     ===========

Income taxes paid                                                           $  1,695,465     $ 1,438,243
                                                                            ============     ===========

                    The accompanying notes are an integral part of these financial statements.


            PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

(1)  BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, N.A. and Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  ACCOUNTING FOR IMPAIRED LOANS
     FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $1.3 million as of September 30, 1998 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans was $797,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations of Pinnacle analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the results of its wholly-owned subsidiary bank, Pinnacle Bank, National Association ("Elberton"). Pinnacle Bank, National Association, was the surviving institution following the January 1, 1998 consummation of the merger of Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston).

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


FORWARD LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-QSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to Pinnacle's operations, performance and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of Pinnacle. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those set forth in this Form 10-QSB.


LIQUIDITY AND CAPITAL RESOURCES

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At September 30, 1998, 7.8% of the investment securities portfolio had maturity dates within the next year and an additional 68.9% matures within the next 5 years. During the first nine months of 1998, federal funds sold averaged $6.6 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $5.3 million. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At September 30, 1998, the liquidity ratio for Pinnacle was 42.3%.

          Average yields on interest bearing assets averaged 8.4% for the current quarter compared to 8.9% for the same period the year before. Total average interest bearing assets increased by $13.1 million or 5.8% for the current period when compared with the quarter ended September 30, 1997. Average net loans increased $7.8 million or 5.8% in the three months ended September 30, 1998 from the same 1997 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the quarter for Pinnacle Bank, N.A. were $142.5 million.

          Average yields on interest bearing assets increased to 8.7% for the nine month period ended September 30, 1998 compared to 8.8% for the same period the year before. Total average interest bearing assets increased by $14.7 million or 6.5% for the current period when compared with the nine month period ended September 30, 1997. Average net loans increased $4.8 million or 3.5% in the nine months ended September 30, 1998 from the same 1997 period, primarily as a result of a healthy economy in Northeast Georgia. Average net loans during the period for Pinnacle Bank, N.A. were $142.8 million.

          Other real estate owned during the first nine months of 1998 increased by $193,000, resulting in $541,000 held at September 30, 1998 compared to $348,000 at December 31, 1997. Non-performing loans totaled $162,000 as of September 30, 1998 representing .1% of total loans at September 30, 1998 compared to $494,000 at December 31, 1997, which represented .4% of total loans at that date. Accrued interest as of September 30, 1998 on non-performing loans totaled $11,000 which is not reported as income. Non-performing loans at September 30, 1998 are classified as real estate.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $2.8 million to $215.0 million at September 30, 1998 from $212.3 million at December 31, 1997, due
primarily   to continued economic expansion in Northeast Georgia.
Non-interest bearing deposits increased $1.9 million to $38.2 million compared to December 31, 1997 balance of $36.3 million. Interest bearing deposits increased $907,000 at September 30, 1998.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity.
Cash and cash equivalents decreased during the first nine months of 1998 from December 31, 1997 levels by $3.8 million and investment securities increased $8.9 million from December 31, 1997 levels. This reflects managements ability to invest the growth in the assets in loans yielding higher returns than federal funds.

          Shareholders' equity increased $3.2 million to $40.3 million at September 30, 1998 from $37.1 million at December 31, 1997. Earnings retained during the nine months amounted to $2.6 million and equity was increased $592,000 as a result of a increase in net unrealized gains during the first nine months due to a increase in the bond market. FAS 115 which was adopted on December 31, 1994 requires that unrealized gains/losses on certain marketable securities be recorded in shareholder's equity.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.8% during the first nine months of 1998, compared to 14.1% for the year which ended December 31, 1997.

          Pinnacle Bank, N.A., has been named as defendant in a lawsuit which alleges that the bank is liable to the plaintiff in the amount of $270,000 plus interest. The outcome of this litigation is uncertain at this time. On advice of legal counsel, management is unable to reasonably estimate any possible loss but believes it would be immaterial to the financial statements. Legal costs are being expensed as incurred.

          Management is not aware of any known trends, events or uncertainties other than the pending law suit mentioned above that are reasonably likely to have a material effect on the registrants liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS(for the three month period ended September 30,
1998)

          Pinnacle's operational results primarily depend on the earnings of the banks. Their earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the three months ended September 30, 1998 increased 2.9% as a result of growth in interest bearing assets and deposits, favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $65,000 or 3.6% while interest income increased $162,000 or 3.2% in the three months ended September 30, 1998 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in the three months ended September 30, 1998 as compared to $38,000 for the same period in 1997. Pinnacle experienced loan charge-offs in the three months ended September 30, 1998 of $102,000 compared to $73,000 in the same period in 1997. The allowance for loan losses increased $169,000 to $2.2 million at September 30, 1998 compared to $2.0 million at September 30, 1997. Pinnacle's allowance for loan losses represents 1.5% of total loans outstanding at September 30, 1998. Its net recoveries were $44,000 during the three months ended September 30, 1998 and $41,000 during the same period in 1997.

          Other operating expenses for Pinnacle during the three months ended September 30, 1998 increased $117,000 to $2.0 million from $1.9 million for the same period in the previous year. The increase in other operating expenses is attributable to increases in the salaries and employee benefits.

          Pinnacle's income tax expense decreased $27,000 for the quarter compared to the same period in the previous year due primarily to decreased taxable income. The effective income tax rate during the quarter of 29.5% is a increase of .5% over the same quarter in 1997.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 1998 was $1.2 million and represents annualized returns of 13.0% on average shareholders' equity and 1.9% on average assets. Comparable amounts during the same period of 1997 were $1.3 million, 14.4% and 2.1%, respectively. As detailed in previous paragraphs, the decrease in net income of $32,000 was primarily due to the increase in the other expenses.

          Dividends declared during the three months ended September 30, 1998 increased $.05 per share to $.50 from $.45 per share during the same period of 1997.

RESULTS OF OPERATIONS(for the nine month period ended September 30,
1998)

          Pinnacle's operational results primarily depend on the earnings of the banks. Earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

          Net interest income in the nine months ended September 30, 1998 increased 2.2% as a result of growth of interest bearing assets and liabilities, favorable rate spreads and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year. As a result of increased deposits, interest expense increased $315,000 or 5.6% while interest income increased $536,000 million or 3.6% in the nine months ended September 30, 1998 compared to the same period the year before.

          The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $225,000 for loan losses in the nine months ended

September 30, 1998 and $209,000 for the same period in 1997. Pinnacle experienced loan charge-offs in the nine months ended September 30, 1998 of $179,000 compared to $149,000 in the same period in 1997. Its net charge-offs were $58,000 during the nine months ended September 30, 1998 and $15,000 during the same period in 1997.

          Other operating expenses for Pinnacle during the nine months ended September 30, 1998 increased $241,000 to $5.7 million compared to $5.4 million for the same period in the previous year. The increase in other operating expenses is attributable to the increase in the salaries and employee benefits.

          Pinnacle's income tax expense increased $151,000 for the nine months ended September 30, 1998 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 30.8% is a increase of 1.4% over the same quarter in 1997.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the nine months ended September 30, 1998 was $3.8 million and represents annualized returns of 13.2% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1997 were $3.7 million, 14.3% and 2.0%, respectively. As detailed in previous paragraphs, the increase in net income of $95,000 was primarily due to the increase in the net interest margin.

          Dividends declared during the nine months ended September 30, 1998 increased $.15 per share to $1.50 from $1.35 per share during the same period of 1997.

YEAR 2000

The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". If it is not adequately addressed by Pinnacle or its suppliers and customers, the year 2000 issue could result in a material adverse impact on Pinnacle's financial condition and results of operation.

Pinnacle is proceeding with its plans to address its year 2000 issues.
The plan involves five phases including awareness, assessment, renovation, validation and implementation for hardware and software in both information technology systems and non-information technology systems. Pinnacle has completed the awareness and assessment phases and a majority of all systems have been renovated. All mission critical systems are expected to be renovated and tested by the end of the first quarter of 1999. Modifications and upgrades will be performed on the majority of Pinnacle's existing systems by third- party vendors as Pinnacle provides no internal programming. Testing of mission critical systems is scheduled through the first quarter of 1999. Implementation will occur as each system passes the testing procedures. Implementation will continue through the remainder of 1999.

In 1997 and 1998, Pinnacle made substantial investment in technologies for increased operational efficiency which encompassed remediation of many of its year 2000 issues. The cost of assuring readiness to process in the year 2000 has been budgeted to not exceed $20,000, not including the investments in technology referred to above. A majority of the costs associated with hardware and software enhancements to make Pinnacle's systems year 2000 compliant are covered in the annual maintenance fees that Pinnacle pays to its vendors. Any unexpected costs which may arise as Pinnacle implements each phase of its plan of action addressing the year 2000 in excess of the budgeted amount will be reported to board of directors.

Pinnacle continues to host educational seminars for customers alerting them and providing assistance on how to limit their exposure.
Pinnacle has surveyed major customers for year 2000 compliance and will be preparing a detailed assessment of Pinnacle's risk associated with each customer's inability to be compliant.

Pinnacle has developed general contingency plans with respect to the year 2000 date change for all critical applications and service providers. These plans will be enhanced over the next two quarters to provide detailed directions in case of failure for each application ensuring that Pinnacle will be able to recover from any critical system failures within an acceptable time frame.

The following tables present Pinnacle's Regulatory capital position at September 30, 1998:

                                 (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                          $154,340

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                      $7,680                 4.98%
     Surplus                                                            7,280                 4.72%
     Retained Earnings                                                 24,025                15.57%
        Less: Goodwill                                                      0                 0.00%
                                                                       ------               -------
     Total Tier 1 capital                                              38,985                25.26%
     Tier 1 minimum requirement                                         6,174                 4.00%
                                                                       ------               -------
     Excess (shortfall)                                               $32,811                21.26%
                                                                      =======               ======

TIER 2 CAPITAL
     Tier 1 from above                                                $38,985                25.26%
     Subordinated Debentures                                                0                 0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                                         1,929                 1.25%
                                                                      -------                ------
     Total Tier 2 capital                                              40,914                26.51%
     Tier 2 minimum requirement                                        12,347                 8.00%
                                                                      -------                ------
     Excess (shortfall)                                               $28,567                16.92%
                                                                      =======                ======

LEVERAGE RATIO
     Tier 1 capital                                                   $38,985                15.01%
     Minimum requirement                                                7,791                 3.00%
                                                                      -------                ------
     Excess (shortfall)                                               $31,194                12.01%
                                                                      =======                ======

Average total assets, net of goodwill                               $259,704
                                                                     =======

                    PINNACLE FINANCIAL CORPORATION

                                PART II

ITEM 2.  LEGAL PROCEEDINGS

          Pinnacle Bank, N.A., has been named as defendant in a lawsuit which alleges that the bank is liable to the plaintiff in the amount of $270,000 plus interest. The outcome of this litigation is uncertain at this time. On advice of legal counsel, management is unable to reasonably estimate any possible loss but believes it would be immaterial to the financial statements. Legal costs are being expensed as incurred.

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


                               PINNACLE FINANCIAL CORPORATION


Date: November 12, 1998        By: /s/ L. Jackson McConnell
                               ----------------------------
                                   L. Jackson McConnell
                                   Chairman and Chief Executive Officer
                                   (Principal Executive and Financial Officer)