Form 10QSB/A
period 1998-09-30
PINNACLE FINANCIAL CORP
filed 1998-11-24
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 29549


                              FORM 10-QSB

                            AMENDMENT NO. 1

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

ITEM 27.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27 - Amended Financial Data Schedule (for SEC use only)

                              SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PINNACLE FINANCIAL CORPORATION


Date: November 20, 1998        By: L. Jackson McConnell
                               ----------------------------
                                   L. Jackson McConnell
                                   Chairman and Chief Executive Officer
                                   (Principal Executive and Financial Officer)