Form 10KSB
period 1998-12-31
PINNACLE FINANCIAL CORP
filed 1999-03-30
CIK 910678

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              -----------

                              FORM 10-KSB

     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

             For the fiscal year ended December 31, 1998.

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               Commission File No.  33-67528


                    Pinnacle Financial Corporation
            -----------------------------------------------
            (Name of small business issuer in its charter)

         Georgia                                      58-1538862
--------------------------------                ----------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)               Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia   30635-0430
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (706) 283-2854

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

State Issuer's revenue for its most recent fiscal year:  $23,104,352

State the aggregate market value of the voting stock held by non-- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: as of March 15, 1999, there were 347,939 shares of Common Stock, $10.00 par value outstanding held by non-affiliates of the issuer, with an aggregate value of $22,616,035 (based upon approximate market value of $65/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MARCH 15, 1999, COMMON STOCK, $10.00 PAR VALUE - 768,000 SHARES OUTSTANDING.

                    PINNACLE FINANCIAL CORPORATION

                              FORM 10-KSB

                                 INDEX

                                                                                      PAGE
Part I

         Item 1.     Description of Business . . . . . . . . . . . . . . . . . . . . .    1
         Item 2.     Description of Property . . . . . . . . . . . . . . . . . . . . .   12
         Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   13
         Item 4.     Submission Of Matters To A Vote Of Security Holders . . . . . . .   13

Part II

         Item 5.     Market For Common Equity And Related Stockholder Matters  . . . .   13
         Item 6.     Management's Discussion and Analysis or Plan of Operation . . . .   13
         Item 7.     Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   31
         Item 8.     Changes In And Disagreements With Accountants On Accounting
                          And Financial Disclosure . . . . . . . . . . . . . . . . . .   31

Part III

         Item 9.     Directors and Executive Officers, Promoters and Control Persons .   32
         Item 10.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . .   34
         Item 11.    Security Ownership Of Certain Beneficial Owners And Management  .   37
         Item 12.    Certain Relationships And Related Transactions  . . . . . . . . .   37
         Item 13.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .   38

         SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   39


                                PART I.



Item 1.  DESCRIPTION OF BUSINESS

Forward Looking Statements

     Certain Statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to Pinnacle Financial Corporation's operations, performance and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of Pinnacle Financial Corporation. Actual results may differ materially from those expressed or implied by such forward-looking statements.
Factors that could cause actual results to differ materially include, but are not limited to, those set forth in this Form 10-KSB.

General

     Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") is a one-bank holding company, headquartered in Elberton, Georgia. The Company's full service banking activities are presently conducted by its wholly-owned banking subsidiary, Pinnacle Bank, N.A. ( Elberton or the "Bank"), formerly known as First National Bank in Elberton, based in Elberton, Georgia with eight offices which are located in Elbert, Franklin and Hart Counties, Georgia. On January 1, 1998, ("Royston"), formerly known as Tri-County Bank of Royston, was merged into Elberton with the resulting bank being named Pinnacle Bank, N.A. This report reflects the one bank organizational structure that exists after such merger.

     Through its bank subsidiary, Pinnacle provides such customary types of banking services as checking accounts, savings accounts, time deposits, safe deposit facilities and money transfers. Pinnacle also finances commercial transactions, makes secured and unsecured loans to individuals and provides other financial services. Pinnacle Financial Corporation was formerly known as First Elbert Corporation.

     Pinnacle was incorporated under the laws of Georgia in 1982 and commenced operations in 1983 by acquiring 100% of the outstanding shares of Elberton pursuant to a reorganization. The holders of Elberton common stock received in a one-for-one exchange Pinnacle
Stock for Elberton common stock. On December 31, 1994 Pinnacle acquired Royston through an exchange of stock, whereby each former shareholder of Royston received two shares of Pinnacle Stock for each share of Royston Stock. The two subsidiary banks merged as of January 1, 1998.

     Pinnacle is a registered bank holding company. All of Pinnacle's activities are now conducted by its wholly owned subsidiary, the Bank, which has been organized as a national banking association since 1934.

     The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and VISA accounts and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

     As of December 31, 1998, Pinnacle had total assets of approximately $265.2 million, total deposits of approximately $220.9 million, net loans of approximately $142.0 million and shareholders' equity of approximately $40.6 million. The principal executive office of Pinnacle is located at 884 Elbert Street, Elberton, Georgia 30635-0430, and its telephone number at that address is (706) 283-2854.

     MARKETS. Pinnacle conducts banking activities through the Bank primarily in Elbert, Franklin and Hart Counties. Customers of the Bank are generally consumers and small businesses.

     DEPOSITS. The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1998, the Bank's deposit base, totaling approximately $220.9 million, consisted of approximately $41.4 million in noninterest bearing demand deposits (18.7% of total deposits), approximately $50.1 million in interest-bearing demand deposits (including money market accounts) (22.7% of total deposits), approximately $17.9 million in savings deposits (8.1% of total deposits), approximately $82.5 million in time deposits in amounts less than $100,000 (37.4% of total deposits), and approximately $29.0 million in time deposits of $100,000 or more (13.1% of total deposits).

     INTEREST RATE SENSITIVITY. Management seeks to maximize net interest income as a result of changing interest rates, but to do so without subjecting the interest margin to an imprudent degree of risk. Pinnacle attempts to do this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes a bank's interest sensitivity.

     An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the gap . Pinnacle attempts to keep the gap between rate-sensitive assets and rate-sensitive liabilities at a minimum, preferring to increase the spread between matched assets and liabilities rather than place earnings at risk by attempting to predict the frequency, direction and magnitude of interest rate fluctuations.

     Table 8 on page 30 reflects the gap positions of Pinnacle's consolidated balance sheet as of December 31, 1998.

     The rate sensitivity analysis table is designed to demonstrate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Pinnacle's assets and liabilities for the period shown. A ratio of interest earning assets to interest bearing liabilities (more interest earnings assets repricing in a given period than interest bearing liabilities) greater than 100% indicates that an increase in interest rates will generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income. A ratio of earning assets to interest-bearing liabilities of less than 100% indicates that a decrease in interest rates will generally result in an increase in net income for Pinnacle and an increase in interest rates will result in a decrease in net income.

     At December 31, 1998, the gap analysis reflects a negative gap at the one-year interval equivalent to 39.6% of earning assets, as compared to 36.3% at December 31, 1997.

     Since all interest rates and yields do not adjust at the same velocity, the interest sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income.

     LOANS. The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for its customers. Secured loans include first and second real estate mortgage loans.
The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1998, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 19.8%, 64.7%, and 15.5%, respectively, of Pinnacle's total loan portfolio. The real estate loans made by the Bank include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

     LENDING POLICY. The current lending strategy of the Bank is to make loans only to persons who reside or work in the Bank's primary trade areas. Unsecured loans normally are made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan. Real estate loans usually are made only when such loans are secured by real property located in Elbert, Franklin and Hart Counties, the Bank's market area.

     The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he can make to a single borrower or related group of borrowers. All loans in excess of $100,000 must have the approval of the President or a Senior Vice-President of the Bank prior to being committed. Lending relationships exceding $200,000 must be approved by the Officer Loan Committees. These committees consist of the Bank's Chief Credit officer, President and CEO and other loan officers. All loans over $500,000 require Senior Loan Committee approval. The Senior Loan Committee consists of the Bank's executive officers. Lending relationships exceeding $500,000 are reviewed annually by the Executive Loan Committee which includes outside directors.

     Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Bank's policy to secure these loans with collateral. Many of the Bank's commercial loans are secured by real estate because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

     Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators including the Office of the Comptroller of the Currency went into effect mandating that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards limit loan-to-value ratios for various types of real estate loans as set forth below, although the Bank may make exceptions to the standards, which exceptions must be accounted for and tracked:

        Loan category                        Loan-to Value Limit (percent)
        -------------                        -----------------------------
        Raw Land                                          65
        Land Development                                  75
        Construction:
          Commercial, multifamily<F1> and
                 Other nonresidential                     80
          1- to 4- family residential                     85
        Improved Property                                 85
        Owner-occupied 1- to 4- family and                <F2>
          home equity
-------------------------
[FN]
<F1>  Multifamily construction includes condominiums and cooperatives.

<F2>  A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4- family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancements in the form of either mortgage insurance or readily marketable collateral is required.

     LOAN REVIEW AND NONPERFORMING ASSETS. The Bank reviews its loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $100,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the Board of Directors of the Bank. The Board of Directors reviews all loans over $500,000, whether current or past due, at least once annually.

     ASSET/LIABILITY MANAGEMENT. A committee composed of officers is charged with managing the Bank's assets and liabilities. The committee's task is to manage asset growth, liquidity and capital. To meet these objectives while maintaining prudent management of risks, the committee directs the Bank's overall acquisition and allocation of funds. At its quarterly meetings, the committee reviews and discusses
(a) the asset and liability funds budget in relation to the actual flow of funds, (b) peer group comparisons, (c) the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities,
(d) the ratio of loan loss reserve to outstanding loans and (e) other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

     INVESTMENT POLICY. The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The Presidents of the Bank implement the policy and report to the Board of Directors on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

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

     YEAR 2000.

    Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If Pinnacle's systems did not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Pinnacle or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Pinnacle's financial condition, liquidity and results of operations.

     PINNACLE'S STATE OF READINESS. Pinnacle is proceeding on a plan that will assure the institution of being ready to process in the year 2000. The plan involves five phases including awareness, assessment, renovation, validation and implementation for hardware and software in both information technology systems ("IT") and non-information technology systems ("non-IT") that are potentially affected by year 2000. Pinnacle has completed the awareness and assessment phases and a majority of all systems have been renovated. The completion of the validation or testing phase, is currently being conducted and is expected to be completed shortly after the end of the first quarter of 1999 for all mission critical systems. The implementation phase will occur as each system passes the testing procedures. Implementation will continue throughout the remainder of 1999. Modifications and upgrades will be performed on the majority of Pinnacle's existing systems by third-party vendors as Pinnacle provides no internal programming.

     COSTS TO ADDRESS THE YEAR 2000 ISSUES. In 1997 and 1998, Pinnacle made substantial investments in technologies in the normal course of business to increase operational efficiency which encompassed remediation of many of its year 2000 issues. The cost of assuring readiness to process in the year 2000 has been budgeted to not exceed $40,000 for the years 1998 though year 2000, not including the investments in technology referred to above nor the time associated with existing employee development and implementation of Pinnacle's year 2000 plan. Approximately 25% of this amount was expensed in 1998 with the remainder of the expenses to be incurred in 1999. A majority of the costs associated with hardware and software enhancements to make Pinnacle's systems year 2000 compliant are covered in the annual maintenance fees that Pinnacle pays to its vendors. Any unexpected costs which may arise as Pinnacle implements each phase of its plan of action addressing the year 2000 in excess of the budgeted amount will be reported to the board of directors.

     RISKS OF THIRD-PARTY YEAR 2000 ISSUES. The impact of year 2000 non-compliance by outside parties with whom Pinnacle transacts business cannot be accurately gauged. In addition to the review of IT providers as discussed above, Pinnacle has surveyed major borrowers for year 2000 compliance and will prepare, by April 30, 1999, a detailed assessment of Pinnacle's risk associated with each borrower's inability to be compliant. In addition, all primary non-technology vendors and suppliers have responded to Pinnacle's inquiries regarding year 2000 compliance. Ongoing communications with these primary venders and suppliers is anticipated throughout 1999. At this time, no material impact on Pinnacle's operations from vendor non-compliance is anticipated. Pinnacle relies upon the Federal Reserve for electronic funds transfers and check clearing and understands that the Federal Reserve has upgraded its systems to be year 2000 compliant. Testing of the Federal Reserve systems will be completed by the end of the third quarter of 1999. If the Federal Reserve does not successfully complete all modifications required by the date change and is forced to interrupt services to Pinnacle, Pinnacle could experience significant difficulties.

     Pinnacle continues to host educational seminars and provide meaningful information for customers and community groups regarding risks and solutions for appropriate activities to plan for Year 2000 uncertainties and alerting them and providing assistance on how to limit their exposure.

     PINNACLE'S CONTINGENCY PLANS. Pinnacle will complete contingency plans by June 1999 for any items found non-compliant after testing. Each plan will have a trigger date for implementation. These plans will provide detailed directions in the event an item continues to be non-compliant, including a replacement vendor or product and an implementation date. Pinnacle will also complete by June 1999 a general business resumption plan which will provide detailed directions for continued operation in case one or more mission critical items fails due to "year 2000" related issues so that Pinnacle will be able to recover from any critical system failures within an acceptable time frame.



     EMPLOYEES. At December 31, 1998, the Bank had 100 full-time and 14 part-time employees. Pinnacle has no employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that their employee relations are good.

     COMPETITION. The banking business is highly competitive. The Bank competes with six other depository institutions in Elbert, Franklin and Hart Counties. The Bank also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates.

     At December 31, 1998, the Bank ranked on the basis of total deposits and assets of $220.9 million and $265.2 million, respectively, as one of the largest of the depository institutions located in Elbert, Franklin and Hart Counties.

     SUPERVISION AND REGULATION. Pinnacle is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). Pinnacle is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

     Pinnacle must also register with the Georgia Department of Banking and Finance (DBF) and must file periodic information with the DBF. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of Pinnacle and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine Pinnacle and the Bank.

     Pinnacle is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to Pinnacle, (ii) investments in the stock or securities of Pinnacle by the Bank, (iii) the Bank taking the stock or securities of an "affiliate" as collateral for loans by it to a borrower and (iv) the purchase of assets from Pinnacle by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The Bank is a National Bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of Elberton's operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates and establishment of branches. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

     PAYMENT OF DIVIDENDS. Pinnacle is a legal entity separate and distinct from the Bank. Most of the revenues of Pinnacle result from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank as well as by Pinnacle to its shareholders.

     The Bank is regulated by the OCC. Under the regulations of the OCC dividends may be declared out of net profits of the association. The approval of the OCC is required if the total of all dividends declared by such association exceed the total of its net profits for the year combined with its retained net profits for the preceding two years.

     The payment of dividends of Pinnacle and its bank subsidiary may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement which provides that insured banks should generally only pay dividends out of current operating earnings.

     MONETARY POLICY. The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

     CAPITAL ADEQUACY. The Federal Reserve, the FDIC and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk weighted assets of eight percent (8%);
(2) a minimum Tier One Capital (as defined) to risk weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk weighted assets of four percent (4%). In addition, the Federal Reserve, the FDIC and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve, the FDIC and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve. The Federal Reserve, the FDIC and the OCC use the leverage ratio in tandem with the risk based ratio to assess capital adequacy of banks and bank holding companies.

     The FDIC, the OCC and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Company's capital requirements.

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

     The OCC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC's regulations also establish procedures for "downgrading" an institution to lower capital category based on supervisory factors other than capital. Under the OCC's regulations the Bank is a "well capitalized" institution.

     Set forth below are pertinent capital ratios for the Bank as of December 31, 1998.

                                                                                                       Minimum
Minimum Capital                                                                                       for well
Requirement                                       Actual                        Required             Capitalized
--------------                                    ------                        --------             -----------
Tier 1 Capital to
   Risk-based
   Assets                                         24.56% <F1>                     4.0%                  6.0%

Total Capital to
   Risk-based
   Assets                                         25.81% <F2>                     8.0%                 10.0%

Leverage Ratio (Tier 1
   Capital to Total
   Assets)                                        14.97% <F3>                     4.0%                  5.0%

<F1>  Minimum for "Well Capitalized" Banks = 6%
<F2>  Minimum for "Well Capitalized" Banks= 10%
<F3>  Minimum for "Well Capitalized" Banks = 5%

     RECENT LEGISLATIVE AND REGULATORY ACTION. On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

     On January 26, 1996, the Georgia legislature adopted a bill (the Georgia Intrastate Bill ) to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties anywhere within the State of Georgia where the bank does not currently have operations. On July 1, 1998, all restrictions on state-wide branching were removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.


Item 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 884 Elbert Street, Elberton, Georgia 30636-0430, and its telephone number at that office is (706) 283-2854. The Bank has six branches that it owns while it leases one supermarket branch.

     The Bank's main office is located at 884 Elbert Street in Elberton, Georgia and consists of approximately 22,500 square feet of usable office space. The downtown Elberton office is located at 32 College Avenue, Elberton, Georgia and consists of approximately 4,200 square feet of usable office space. The Bowman office is located at 27 North Broad Street, Bowman, Georgia and contains approximately 2,700 square feet of usable office space. The Hartwell office is located at 135 East Franklin Street, Hartwell, Georgia and consists of approximately 4,200 square feet of usable office space. The Royston location is located at 861 Church Street, Royston, Georgia and contains approximately 9,440 square feet of usable office space. The Franklin Springs branch is located at 2311 West Main Street, Franklin Springs, Georgia and contains approximately 2,300 square feet of office space. The supermarket branch, which is leased from Dill's Food City supermarket, is located at 721 Cook Street and contains approximately 540 square feet of space. A new facility was completed during the year in Lavonia and has 4,200 square feet of usable office space. Management of the Bank believes that these properties are adequately covered by insurance.

Item 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of its property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                               PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     STOCK. There is no established public trading market for the Company's Common Stock. As of March 15, 1999, the Company had 356 shareholders of record. Pinnacle Stock is not traded on an established public trading market. Management is aware of three sales totaling 280 shares during the first two months of 1999 at prices ranging from $65.00 to $90.00 per share. Management is aware of eight sales of Pinnacle shares totaling 945 shares to several individuals at prices ranging from $65.00 to $78.00 per share during 1998.
Management is also aware of 23 other transfers of shares totaling 61,104 shares during 1998 which were transferred to family members. Management is aware of nineteen sales of Pinnacle shares totaling 5,045 shares to several individuals at prices ranging from $50 to $64 per share during 1997. Management is also aware of fourteen other transfers of shares totaling 23,701 shares during 1997.

     DIVIDENDS. In 1998 and 1997, the Company declared cash dividends aggregating $1,651,200 ($2.15 per share) and $1,497,600 ($1.95 per share), respectively. The Company intends to continue paying cash dividends on a quarterly basis. However the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 18 to the Company's consolidated financial statements.


Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

     Management's Discussion and Analysis or Plan of Operation of
Pinnacle analyzes the major elements of Pinnacle's consolidated balance sheets and statements of income.

     The directors of Elberton and Royston, the prior two bank subsidiaries of Pinnacle, and Pinnacle announced in December 1996 the proposed merger of the two banks into a single institution. On January 1, 1998, Royston was merged into Elberton with the resulting bank being named Pinnacle Bank, N.A. Management believes the merger is a positive move that will increase Pinnacle's ability to operate as a strong, well-capitalized regional bank. Customer convenience will be greatly enhanced by having more banking locations. Management has maintained all the banks' officers and staff throughout the consolidation while reducing current duplication of duties by moving personnel to frontline positions working directly with customers.
Name recognition for Pinnacle Bank has been improved through coordinated advertising over the entire trade area.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs for credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At December 31, 1998, 7.70% of the investment securities portfolio had maturity dates within the next year and 65.9% matures from one to five years after December 31, 1998. Cash, due from banks and net federal funds sold increased $1.8 million to $17.2 million at December 31, 1998. During 1998, federal funds sold averaged $7.5 million thereby providing sufficient funds to meet immediate needs. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships with four correspondent banks which could provide funds to it on short term notice, if needed. Presently, Pinnacle has arrangements with commercial banks for short term unsecured advances up to $10.7 million.

     Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

     Asset/Liability management policies are outlined on page 5 of this Report on Form 10-KSB. Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At December 31, 1998, Pinnacle's liquidity ratio was 48.4%.

     Average net loans increased $7.1 million to $142.4 million or 5.2% in 1998 over 1997 primarily as a result of loans originated in the new branches. As reflected in Table 4 of the statistical information presented below, fixed rate mortgages increased $4.1 million to $60.2 million at December 31, 1998 and variable rate mortgages decreased $3.1 million to $28.1 million at December 31, 1998.

     As a result of an increase in foreclosed properties during 1998, other real estate owned increased $147,500 to $495,500 at December 31, 1998 from $348,000 at December 31, 1997.

     Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $8.6 million to $220.9 million at December 31, 1998 from $212.3 million at December 31, 1997, due primarily to normal growth and deposits obtained by new offices in Hartwell and Lavonia. Demand deposits increased $5.1 million to $41.4 million at December 31, 1998 and interest bearing deposits increased $3.6 million to $179.5 million at December 31, 1998.

     Shareholders' equity increased $3.6 million to $40.6 million at December 31, 1998 from $37.0 million at December 31, 1997, as a result of retained earnings of $3.3 million and a $352,000 increase in net unrealized gains under FAS 115. The investment portfolio's market value increased due to a slight decrease in interest rates during the year. As all Pinnacle investments are available for sale and thus marked at market, the increase in market value, net of tax effect, was recorded in shareholders' equity. For the year ended December 31, 1997, shareholders' equity increased $3.8 million due to retained earnings of $3.6 million and a $219,000 increase in net unrealized gains on investments held for sale.

     Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.04% in 1998.

RESULTS OF OPERATIONS
---------------------

     Pinnacle's operational results primarily depend on the earnings of the Bank. The earnings depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

     Net interest income in 1998 increased $237,000 or 1.9% as a result of increased volume of rate sensitive assets and liabilities and management's ability to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins increased from the previous year even though the Bank experienced decreased yields on earnings assets. As a result of an increase in interest bearing liabilities and assets, interest expense increased $333,000 or 4.4% while interest income increased $570,000 or 2.8% in 1998. The analysis of interest rates and the interest differential in the selected statistical information, included elsewhere in this report, illustrates the trends occurring in interest rates during 1998.

     The provision for possible loan losses is the charge to operating expenses that management believes is necessary to fund the reserve for possible loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle experienced loan charge-offs in 1998 of $332,500 compared to $189,000
in 1997.   The provision for loan losses decreased $9,000 to $225,000 during 1998 compared to $234,000 during 1997. Pinnacle's allowance for loan losses represented 1.4% of total loans outstanding at December 31, 1998. Its net charge-offs were $193,000 during 1998 and $38,000 during 1997. The allowance for loan losses increased $32,000 to $2.1 million as of December 31, 1998 compared to $2.0 million at December 31, 1997. The minimum increase in the allowance for loan losses is due to a stable economy. Management does not believe that the increase in charge-offs for 1998 is a trend in the loan portfolio.

     Pinnacle's other income increased by $435,000 to $2.4 million in 1998. This increase was primarily related to an increase in fees generated from brokering long-term mortgages as a result of substantial mortgage refinance activity by consumers.

     Other operating expenses increased by $760,000 to $7.9 million in 1998. The increase included almost $400,000 additional salaries and benefits primarily related to commissions paid on mortgage origination and new branch employees. Additionally, professional fees increased by $140,000 due to increased legal fees and fees associated with outsourcing of the internal audit function.

     Pinnacle's income tax expense increased $50,000 in 1998 over 1997 as the effective income tax rate increased to 30.3% in 1998 from 29.2% in 1997. The increased effective tax rate primarily resulted from decreased tax-exempt interest income.

     Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income was $4.9 million and represents returns of 12.6% on average shareholders' equity and 1.9% on average assets in 1998. Comparable amounts in 1997 were $5.1 million, 14.5% and 2.1%, respectively. The decreased net income results between 1998 and 1997 was the result of increased operating expenses due primarily to the additional branch locations and personnel expenses.

     Pinnacle was required under present accounting pronouncements to adopt FAS 107, Disclosure about Value of Financial Instruments, for its calendar year beginning January 1, 1995. In conformity with FAS 107, Pinnacle's financial instruments were reviewed and a fair value was estimated. The value at December 31, 1998 for financial assets was $265.9 million compared to a carrying amount of $265.2 million and the value of financial liabilities at that date was $216.4 million
compared to a carrying amount of $224.5 million.   Fair values at
December 31, 1997 for financial assets was $252.7 million compared to a carrying amount of $252.3 million and the value of financial liabilities at that date was $207.1 million compared to a carrying amount of $215.3 million. In accordance with FAS 107, the details of the estimated fair value as compared to the financial statement balances of these instruments is reflected in Note 16 to the financial statement on page 51.

     Pinnacle was also required under present accounting pronouncements to adopt FAS 114 for its calendar year beginning January 1, 1995. Impairment of loans having carrying values of $1.7 million and $764,000 as of December 31, 1998 and December 31, 1997, respectively, has been recognized in conformity with FAS 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was $726,000 and $267,000 in 1998 and 1997, respectively. In conformity with FAS 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would have been reported.

     Dividends increased $.20 per share in 1998 to $2.15 from $1.95 per share in 1997.

     Pinnacle Bank, N.A. has been named as defendant in a lawsuit which alleges that the bank is liable to the plaintiff in the amount of $270,000 plus interest. The outcome of this litigation is uncertain at this time. On advice of legal counsel, management is unable to reasonably estimate any possible loss but believes it would be immaterial to the financial statements. Legal costs are being expensed as incurred.

     Management is not aware of any trends, events or uncertainties that are reasonably expected to have a material effect on Pinnacle's liquidity, capital resources or results of operation. Pinnacle's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, susbstandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.

The following tables present Pinnacle's regulatory capital position at December 31, 1998:

                                   (Rounded to nearest thousand)
Total Risk Adjusted Assets                                        $161,438

Risk Based Capital Ratios:

TIER 1 CAPITAL
         Common stock                                             $  7,680                  4.76%
         Surplus                                                     7,280                  4.51%
         Retained earnings                                          24,669                 15.29%
                                                                    ------                 -----

                 Total Tier 1 capital                               39,629                 24.56%
                 Tier 1 minimum requirement                          6,455                  4.00%
                                                                    ------                 -----
                 Excess                                           $ 33,174                 20.56%
                                                                    ======                 =====
TIER 1&2 CAPITAL
         Tier 1 from above                                        $ 39,629                 24.56%
         Allowance from loan losses, limited to 1.25%
            of risk weighted assets                                  2,017                  1.25%
                                                                    ------                 -----

                 Total Tier 1&2 capital                             41,646                 25.81%
                 Tier 1&2 minimum requirement                       12,909                  8.00%
                                                                    ------                 -----

                 Excess                                           $ 28,737                 17.81%
                                                                    ======                 =====
Leverage Ratio
         Tier 1 capital                                           $ 39,629                 14.97%
         Minimum requirement                                        10,585                  4.00%
                                                                    ------                 -----

         Excess                                                   $ 29,044                 10.97%
                                                                    ======                 =====

         Average total assets, net of goodwill                    $259,390
                                                                   =======

Selected Statistical Information

   The following section presents consolidated statistical information for Pinnacle and its subsidiary, which supplements the financial data discussed elsewhere herein.

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

Table 1
Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets

                                                    _____________ 1998 _____________             ______________  1997 ______________
                                                                 Interest                                      Interest
                                                     Average      Income/      Yield/             Average       Income/      Yield/
                                                    Balances      Expense       Rate             Balances       Expense       Rate
                                                    --------     --------      ------            ---------      --------     ------
Assets:
Interest-earning assets:
  Loans (including loan fees)                     $142,418,653   $14,850,838    10.43%         $135,338,705   $14,536,043     10.74%

  Investment securities:
    Taxable                                         74,335,476     4,602,324     6.19%           70,188,579     4,436,518      6.32%
    Nontaxable (a)                                  14,771,090     1,202,689     8.14%           14,862,542     1,288,067      8.67%
  Federal funds sold                                 7,501,804       385,785     5.14%            3,374,104       184,154      5.46%
                                                  ------------   -----------     ----          ------------   -----------      ----
    Total interest-earning assets                  239,027,023    21,041,636     8.80%          223,763,930    20,444,782      9.14%
Noninterest earning assets:
  Cash and due from bank                             7,781,657                                    7,450,484
  Premises & equipment                               7,838,467                                    6,562,675
  Other assets                                       4,743,047                                    4,507,345
                                                  ------------                                 ------------
  Total assets                                    $259,390,194                                 $242,284,434
                                                  ============                                 ============

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits                $47,241,779     1,226,874     2.60%          $43,971,090     1,148,097      2.61%
   Savings deposits                                 17,501,057       528,857     3.02%           16,864,104       515,858      3.06%
   Time deposits                                   112,620,899     6,171,025     5.48%          109,036,301     5,930,099      5.44%
   Fed Funds Borrowed                                   11,178           657     5.88%              215,501        11,184      5.19%
                                                  ------------   -----------     ----          ------------   -----------      ----

    Total interest bearing liabilities             177,374,913     7,927,413     4.47%          170,086,996     7,605,238      4.47%

Noninterest bearing liabilities:
  Noninterest bearing demand                        39,613,496                                   34,808,902
  Other liabilities                                  3,396,896                                    2,605,010
                                                  ------------                                 ------------

                                                   220,385,305                                  207,500,908
   Shareholders' equity                             39,004,889                                   34,783,526
                                                  ------------                                 ------------
    Total liabilities and shareholders'
     equity                                       $259,390,194                                 $242,284,434
                                                  ============                                 ============

Excess of interest-earning assets over
 interest bearing liabilities                      $61,652,110                                   53,676,934
Ratio of interest-earning assets to
 interest-bearing liabilities                          134.76%                                      131.56%

Net interest income                                              $13,114,223                                  $12,839,544
                                                                 ===========                                  ===========
Net interest spread                                                              4.33%                                         4.67%
Net interest yield on interest earning assets                                    5.49%                                         5.74%

         Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are not material and are not included in the yield calculation for loans in all periods reported.

(a) Tax exempt income is calculated on a tax equivalent basis.


Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets

                                                  ______________  1996  ______________

                                                                   Interest
                                                     Average        Income/     Yield/
                                                    Balances        Expense      Rate
                                                    --------       --------     ------
Assets:
Interest-earning assets:
  Loans (including loan fees)                     $124,223,589   $13,254,002    10.67%
  Investment securities:
    Taxable                                         68,466,361     4,118,413     6.02%
    Nontaxable (a)                                  16,963,947     1,506,217     8.88%
  Federal funds sold                                 4,426,437       242,353     5.48%
                                                  ------------    ----------    -----
    Total interest-earning assets                  214,080,334    19,120,985     8.93%
Noninterest earning assets:
  Cash and due from banks                            6,506,543
  Premises & equipment                               4,919,660
  Other assets                                       4,512,904
                                                  ------------

    Total assets                                  $230,019,441
                                                  ============
Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits                $46,831,618     1,194,418     2.55%
   Savings deposits                                 16,535,228       505,381     3.06%
   Time deposits                                   102,933,382     5,531,831     5.37%
   Fed Funds Borrowed                                  128,169         6,655     5.19%
                                                  ------------    ----------    -----

    Total interest bearing liabilities             166,428,397     7,238,285     4.35%

Noninterest bearing liabilities:
  Noninterest bearing demand                        29,866,520
  Other liabilities                                  2,209,328
                                                  ------------
                                                   198,504,245
Shareholders' equity                                31,515,196
                                                  ------------
    Total liabilities and shareholders'
     equity                                       $230,019,441
                                                  ============
Excess of interest-earning assets over
 interest bearing liabilities                      $47,651,937

Ratio of interest-earning assets to
 interest-bearing liabilities                          128.63%

Net interest income                                              $11,882,700
                                                                 ===========
Net interest spread                                                              4.40%

Net interest yield on interest earning
 assets                                                                          5.36%

Table 2
Pinnacle Financial Corporation and Subsidiary
Volume/Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1998 over 1997 and 1997 over 1996.

                                                              1998 over 1997                            1997 over 1996
                                                              --------------                            --------------
                                                   Increase (decrease) due to changes in:    Increase (decrease) due to changes in:
                                                   -------------------------------------     -------------------------------------
Interest income on:
                                                    Volume        Rate         Total             Volume        Rate         Total
                                                    ------        ----         -----             ------        -----        -----
  Loans (including loan fees)                   $  818,482   $(  503,687)    $ 314,795        $ 290,170    $1,410,597    $1,700,767
  Investment securities:
    Taxable                                        269,504    (  103,698)      165,806           78,457       429,410       507,867
    Non-taxable (a)                                ( 7,651)   (   77,727)     ( 85,378)          13,431         5,343        18,774
  Federal funds sold                               238,967    (   37,336)      201,631          (18,663)       98,511        79,848
                                                 ---------    ----------      --------         --------     ---------     ---------
      Total interest earning assets             $1,319,302   $ ( 722,448)    $ 596,854        $ 363,395    $1,943,861    $2,307,256
                                                 =========    ==========      ========         ========     =========     =========
Interest expense on:

  Deposits:
    Interest-bearing demand                      $  87,675   $    (8,898)    $  78,777           $ (43,144)  $    73,181  $  30,037
    Savings                                         19,879        (6,880)       12,999             (32,627)       32,468    (   159)
    Time                                           196,889        44,037       240,926             260,491       781,235  1,041,726
    Federal funds borrowed                         (12,244)        1,717       (10,527)              --            --          --
                                                 ---------    ----------      --------            --------    ----------  ---------
 Total interest-bearing liabilities              $ 292,199   $    29,976     $ 322,175           $ 184,720   $   886,884 $1,071,604
                                                  ========    ==========      ========            ========    ==========  =========

Rate/volume variances were allocated on a weighted average basis between volume and rate.

(a) Tax exempt income is calculated on a tax equivalent basis.

Table 3
Pinnacle Financial Corporation and Subsidiary
Investment Portfolio


The following table presents the amortized cost and market value of investments by category at December 31, 1998, 1997, and 1996:


                                                  1998                             1997                            1996
                                      --------------------------       ---------------------------    -----------------------------
                                       Amortized                         Amortized                      Amortized
                                         Cost            Market             Cost          Market           Cost            Market
                                      ----------         ------          ---------        ------        ---------       -----------
U.S. Treasury and
  U.S. Gov't Agencies                 $74,446,250     $75,410,866       $66,422,877    $66,834,518     $70,410,341      $70,408,162
State, county and municipal            15,736,579      16,391,370        15,086,787     15,727,218      15,882,925       16,605,945
Other investments                         982,069       1,005,050           134,400        134,400         134,400          134,400
                                       ----------      ----------        ----------     ----------      ----------       ----------
       Totals                         $91,164,898     $92,807,286       $81,644,064    $82,696,136     $86,427,666      $87,148,507


The following table presents the maturities of investment securities using market values and the weighted average yields for each range of maturities presented. The weighted average yields reflect taxable equivalent adjustments using a tax rate of 34% on nontaxable securities.

                                         U.S. Treasury and      State, County        Other         Weighted
Maturities at December 31, 1998         U.S. Gov't Agencies     and Municipal     Investments   Average Yields
-------------------------------         -------------------     -------------     -----------   --------------
Within 1 year                                   $ 6,051,654        $1,029,433               0            6.76%
After 1 through 5 years                          57,299,975         8,105,839               0            6.44%
After 5 through 10 years                         12,059,237         4,144,891        $556,250            6.28%
After 10 years                                            0         3,111,207         448,800            6.90%
Totals                                          $75,410,866       $16,391,370      $1,005,050            6.46%

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio

The following table presents loans by type at the end of each of the last five years.

                                                    1998             1997              1996           1995             1994
                                                    ----             ----              ----           ----             ----
Commercial, financial
  and agricultural                             $ 22,383,379      $ 23,267,802     $ 18,406,805     $ 17,273,462     $ 16,748,030
Real estate - construction                        5,017,757         5,780,973        2,975,741        1,495,269          864,690
Real estate - mortgage                           88,232,782        87,272,975       88,013,785       80,136,557       80,541,344
Installment loans to individuals                 28,461,144        28,004,470       23,838,085       22,560,447       20,202,397
                                                -----------       -----------      -----------      -----------      -----------
    Totals                                     $144,095,062      $144,326,220     $133,234,416     $121,465,735     $118,356,461
                                                ===========       ===========      ===========      ===========      ===========

As of December 31, 1998, maturities of loans in the indicated classifications were as follows:

                                                          Commercial,
                                                        Financial and              Real Estate
  Maturity                                               Agricultural             Construction                 Total
  --------                                              -------------             ------------                 -----
Within 1 year                                             $10,243,767               $4,804,070              $15,047,837
1 to 5 years                                               10,098,477                  213,687               10,312,164
After 5 years                                               2,041,135                        0                2,041,135
                                                           ----------                ---------               ----------
Totals                                                    $22,383,379               $5,017,757              $27,401,136
                                                           ==========                =========               ==========

As of December 31, 1998, the interest terms of loans in the indicated classifications for the indicated
maturity ranges are as follows:

                                                            Fixed                        Variable
                                                       Interest Rates                 Interest Rates            Total
                                                       ---------------                --------------            -----
Commercial, financial and
  agricultural:
    1 to 5 years maturity                                  $7,911,239                     $2,187,238        $10,098,477
    After 5 years maturity                                    203,063                      1,838,072          2,041,135
                                                            ---------                      ---------         ----------
                                                            8,114,302                      4,025,310         12,139,612
Real estate-construction:
    1 to 5 years maturity                                     213,687                          --               213,687
    After 5 years maturity                                     --                              --                    --
                                                            ---------                      ---------         ----------
                                                              213,687                          --               213,687
                                                            ---------                      ---------         ----------
                                                           $8,327,989                     $4,025,310        $12,353,299
                                                            =========                      =========         ==========

Pinnacle's commercial, financial and agricultural loans and installment loans to individuals include secured and unsecured loans as detailed below:

                                                                1998                   1997                     1996
                                                                ----                   ----                     ----
Commercial, financial and agricultural
    Secured                                               $18,694,505              $19,626,449              $13,858,739
    Unsecured                                               3,688,874                3,641,353                4,548,066
                                                           ----------               ----------               ----------

                                                          $22,383,379              $23,267,802              $18,406,805
                                                           ==========               ==========               ==========
Installment loans to individuals
    Secured                                               $22,646,210              $25,965,091              $21,236,546
    Unsecured                                               5,814,934                2,039,379                2,601,539
                                                           ----------               ----------               ----------

                                                          $28,461,144              $28,004,470              $23,838,085
                                                           ==========               ==========               ==========

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio - (continued)


The collateral for these various types of secured loans generally includes vehicles, commercial and farm machinery and equipment, and stock.

Pinnacle's real estate - mortgage loans and consumer loans are primarily fixed rate loans.

                                                              1998                     1997                      1996
                                                              ----                     ----                      ----
Real estate - mortgage:
    Fixed                                                 $60,166,600              $56,110,206              $51,658,160
    Variable                                               28,066,182               31,162,769               36,355,625
                                                           ----------               ----------               ----------
                                                          $88,232,782              $87,272,975              $88,013,785
                                                           ==========               ==========               ==========
Consumer loans:
    Fixed                                                 $26,048,737              $26,903,297              $23,270,977
    Variable                                                2,412,407                1,101,173                  567,108
                                                           ----------               ----------               ----------
                                                          $28,461,144              $28,004,470              $23,838,085
                                                           ==========               ==========               ==========

The following summarizes past due, non-accrual and restructured loans as of December 31, 1998, 1997, 1996, 1995, and 1994:

                                                      1998              1997            1996            1995              1994
                                                      ----              ----            ----            ----              ----
Accruing loans 90 days or more past due            $233,337         $ 934,134       $2,669,721         $339,655         $476,340
Non-accrual loans                                   139,087           102,185          234,594          282,434          296,097
Restructured loans                                  196,262           251,356          228,375           77,663          216,953

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

Table 5
Pinnacle Financial Corporation and Subsidiary
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

                                                     1998             1997             1996             1995              1994
                                                     ----             ----             ----             ----              ----
Balance at beginning of year                     $2,038,015        $1,842,152       $1,828,722       $1,774,567       $1,769,269

Charge-offs:

  Commercial, financial and agricultural            193,748           109,846          309,746          191,904          115,175
  Real estate-construction                            --                   --             --                --              --
  Real estate-mortgage                               80,992                --             --             83,115           62,339
  Installment loans to individuals                   57,762            79,377          136,747           62,297           64,187
                                                  ---------         ---------        ---------        ---------        ---------
                                                    332,502           189,223          446,493          337,316          241,701
                                                  ---------         ---------        ---------        ---------        ---------
Recoveries:

  Commercial, financial and agricultural             28,895            80,388           17,846           34,682            7,224
  Real estate-construction                            --                   --             --               --               --
  Real estate-mortgage                               92,380            52,801           10,780            2,390            1,564
  Installment loans to individuals                   18,217            17,897           21,997           24,399           18,211
                                                  ---------         ---------        ---------        ---------        ---------

                                                    139,492           151,086           50,623           61,471           26,999
                                                  ---------         ---------        ---------        ---------        ---------

  Net charge-offs                                   193,010            38,137          395,870          275,845          214,702
                                                  ---------         ---------        ---------        ---------        ---------

  Additions charged to operations                   225,000           234,000          409,300          330,000          220,000
                                                  ---------         ---------        ---------        ---------        ---------

  Balance at end of year                         $2,070,005        $2,038,015       $1,842,152       $1,828,722       $1,774,567
                                                  =========         =========        =========        =========        =========
Ratio of net charge-offs during the period to
  average loans outstanding during the period          .14%              .03%             .32%             .25%             .19%
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

The following narrative addresses the risk elements in the loan portfolio and the factors considered in determining the amount of the allowance for loan losses:
The general risk elements which are found in the loan portfolio include changes in the ability of the borrower to repay due to changing economic conditions caused by unemployment, inflation, reduced cash flow, rising taxes, and increased costs for borrowers on fixed incomes. Inherent credit risks include possible undervalued collateral due to depreciation over time, environmental concerns, and excessive indebtedness by individual borrowers.

Table 5
Pinnacle Financial Corporation and Subsidiary
Allowance for Loan Losses (continued)


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

Real estate - construction                    Inadequate collateral.

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

                                                    Allocation of the Allowance for Loan Loss

                                                      1998            1997             1996             1995             1994
Domestic:
 Commercial, financial and agricultural           $  612,820       $  483,911       $  363,000       $  246,000       $  303,000
 Real Estate-construction                             36,000                0                0                0                0
 Real Estate-mortgage                                 99,300          241,777          155,000          141,500           71,443
 Installment loans to individuals                    122,500           92,706           18,000           17,000           17,000
 Lease financial                                           0                0                0                0                0
 Foreign                                                   0                0                0                0                0
 Unallocated                                       1,199,385        1,219,621        1,306,152        1,424,222        1,383,124
                                                   ---------        ---------        ---------        ---------        ---------
                                                  $2,070,005       $2,038,015       $1,842,152       $1,828,722       $1,774,567
                                                   =========        =========        =========        =========        =========

Table 6
Pinnacle Financial Corporation and Subsidiary
Deposits


The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                         1998                           1997                           1996
                              ------------------------      ------------------------      --------------------------
                                 Amount           Rate          Amount          Rate         Amount           Rate
                                 ------           ----          ------          ----         ------           ----
Demand deposits:
  Noninterest bearing        $ 39,613,496            --     $ 34,808,902           --     $ 29,866,520          --
  Interest-bearing             47,241,779         2.60%       43,971,090        2.61%       46,831,618         2.55%
Savings deposits               17,501,057         3.02%       16,864,104        3.06%       16,535,228         3.06%
Time deposits                 112,620,899         5.48%      109,036,301        5.44%      102,933,382         5.37%
                              -----------                    -----------                   -----------
    Totals                   $216,977,231                   $204,680,397                  $196,166,748
                              ===========                    ===========                   ===========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1998 are summarized as follows:

                                                               Time Certificates
                                                                   of Deposit
                                                               -----------------
Within 3 months                                                   $9,018,804
After 3 through 6 months                                           2,527,593
After 6 through 12 months                                          9,778,461
After 12 months                                                    7,978,884
                                                                  ----------
     Total                                                       $29,303,742
                                                                  ==========


Table 7
Selected Ratios

The following table sets out certain ratios of Pinnacle for the years indicated.

                                                       1998            1997              1996
                                                       ----            ----              ----
Net income to:
  Average shareholders' equity                        12.64%          14.54%            14.67%
  Average assets                                       1.90%           2.08%             2.01%
Dividends to net income                               33.50%          29.60%            29.90%
Average equity to average assets                      15.04%          14.35%            13.70%

Table 8
Pinnacle Financial Corporation and Subsidiaries
Analysis of Interest Rate Sensitivity

The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 1998 with no prepayment assumptions. Also included are the related periodic and cumulative gaps for each period.

                                                                                              One Year
                                                    0-3                4-12           Through           Over
                                                   Months             Months        Five Years       Five Years          Total
                                                   ------             ------        ----------       ----------          -----
Earning assets:
--------------

Federal funds sold                              $ 7,150,000       $         0    $           0    $           0     $  7,150,000
Taxable investment securities                       500,000         5,551,655       57,856,534       13,064,286       76,972,475
Nontaxable investment securities                    233,721           795,712        7,549,280        7,256,098       15,834,811
Loans                                            49,563,275        18,170,612       73,717,544        2,643,631      144,095,062
                                                 ----------        ----------     ------------      -----------      -----------
Total earning assets                            $57,446,996       $24,517,979    $ 139,123,358    $  22,964,015     $244,052,348


Interest bearing liabilities:
----------------------------

Time deposits                                  $ 27,081,686      $ 51,846,822     $ 32,596,892     $      2,153    $ 111,527,553
Other interest bearing deposits                  67,996,928                 0                0                0       67,996,928
Fed Funds Purchased                                       0                 0                0                0                0
                                                 ----------        ----------     ------------      -----------      -----------
Total interest bearing liabilities             $ 95,078,614      $ 51,846,822     $ 32,596,892     $      2,153    $ 179,524,481

Gap summary
-----------
Periodic net earning assets                   ($37,631,618)     ($27,328,843)     $106,526,466      $22,961,862      $64,527,867

Cumulative net earnings assets                ($37,631,618)     ($64,960,461)      $41,566,005      $64,527,867      $64,527,867

Cumulative ratio of earning assets
  to interest bearing liabilities                    60.42%            55.79%          123.15%          135.94%          135.94%

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

Item 7.  FINANCIAL STATEMENTS

     The financial statements and the report of independent public accountants are included in this report beginning at page F-1.


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

                               PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS

     The directors and executive officers of Pinnacle, the respective ages, directorships in publicly owned companies, positions with Pinnacle, principal occupations and the Pinnacle common stock owned beneficially by them as of January 31, 1999 are as follows. Except as otherwise indicated, each director and executive officer has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years. Unless otherwise stated, percentages of shares beneficially owned are based on 768,000 shares outstanding on March 15, 1999.

                                                                                                           Number of Shares
                                                                                                          Owned Beneficially
      Name                                           Age         Position with Pinnacle                   (Percent of Class)
      ----                                           ---         ----------------------                   ------------------
Maurice Bond                                         64          Director                                          896*
Charles Bradshaw                                     75          Director                                        1,600*
H. Thomas Brown                                      47          Director                                          100*
Anderson Dilworth                                    69          Director                                        4,720*
Linton W. Eberhardt                                  59          Vice-Chairman, President & Director               600* <F1>
Don C. Fortson                                       49          Senior Vice-President & Director                  830* <F2>
William F. Grant                                     68          Director                                        5,064* <F3>
Robert H. Hardy                                      50          Director                                          224*
E. Calvin Hill                                       66          Director                                        2,104* <F4>
Robert E. Lee, III                                   47          Director                                          400*
J. Daniel McAvoy, M.D.                               48          Director                                          612*
L. Jackson McConnell                                 61          Chairman, Chief                               201,123(26.2%) <F5>
                                                                 Executive Officer & Director
L. Jackson McConnell, Jr.                            32          Vice-President & Director                         200*
James E. Purcell                                     58          President, Chief Credit Officer &               3,400*
                                                                 Director
Steven A. Williams                                   45          Director                                        1,832*
                                                                                                               223,705  (29.1%)
All directors and  executive officers as a group (15 persons)
_________________
*Less than one percent.

<F1> Does not include 193,863 shares held by the JAM Family
     Partnership II, L.P. pursuant to which Mr. Eberhardt's wife, Alice Eberhardt has sole voting and investment power and 300 shares held directly by Mrs. Eberhardt. Mr. Eberhardt disclaims beneficial ownership with respect to the shares to which Mrs. Eberhardt has voting power.
<F2> Shares owned as JTROS with wife, Anne B. Fortson.
<F3> Includes 392 shares held jointly with Mr.Grant's wife, and does not include 400 shares held by Mr. Grant's wife individually.
<F4> Includes 1,272 shares held jointly with Mr. Hill's wife.
<F5> Includes 197,950 shares held by the JAM Family Partnership I,
     L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

(/TABLE>

     The following is a brief description of the business experience of the directors and executive officers of Pinnacle who, except as otherwise indicated, have been or were engaged in their present or last principal employment, in the same or a similar position, for more than five years:

     Mr. Bond is President and the owner of Bond Realty and has been a director of Elberton since January 1975 and director of Pinnacle since
March 1996.

     Mr. Bradshaw was the General Administrator of Advocate Press, a printing company, until his retirement in 1991. Mr. Bradshaw has been a director of Royston since 1969 and was elected as a director of Pinnacle on March 21, 1996.

     Mr. Brown is the Administrator of Cobb Memorial Hospital in
Royston. He has been a director of Royston since 1991 and a director of Pinnacle since March 21, 1996.

     Mr. Dilworth is owner and President of Dill's Food City, a chain of retail grocery stores. He has been a director of Royston since
1981 and a director of Pinnacle since March 1998.

     Mr. Eberhardt has been the Chairman, President and CEO of Royston since 1986 and a director of Royston since 1972. He was elected president and a director of Pinnacle on March 8, 1995.

     Mr. Fortson has been an officer of the Elberton office since
March 1975 and Senior Vice President since March 1997. He has been a director of Elberton since March 1992 and a director of Pinnacle Bank since March 1998.

     Mr. Grant is a retired Superior Court Judge and has been a director of Elberton since March 1968, and a director of Pinnacle since March 1998.

     Mr. Hardy is part owner of retail clothing and shoe stores in Elberton. He has been a director of Elberton since 1991 and a director of Pinnacle since March, 1997.

     Mr. Hill is owner of a granite company and has been a director of Elberton since March 1997 and a director of Pinnacle since March 1998.

     Mr. Lee is co-owner and President of Elbert Insurance Agency and has been a director of Elberton since March 1988 and a director of Pinnacle since March 1998.

     Dr. McAvoy is a local physician and has been a director of Elberton since March 1988 and a director of Pinnacle since March 1998.

     Mr. Jack McConnell has been Chairman and a director of Pinnacle since 1983 and Chairman and CEO of Elberton from 1990 to present. He was also President of Pinnacle from 1983 through March 8, 1995. He was Chairman, President and CEO of Elberton from 1974 to 1990 and has been a director of Elberton and Royston since 1963.

     Mr. Jackson McConnell, Jr. has been Vice President of Elberton since March 1995 and director of Elberton since March 1995 and director of Pinnacle since March 1998.

     Mr. Purcell has been President of Elberton since 1990. Prior to that time he was Executive Vice President of Elberton. He has been a


Director of Elberton since 1977, a director of Pinnacle since 1983 and Vice President of Pinnacle since September 1983.

     Mr. Williams is owner of Tri-State Distributors, Inc., a heating and air conditioning wholesale business. He has been a director of Royston and Pinnacle since March 1997.

     Mr. Eberhardt and Mr. Jack McConnell are brothers-in-law and the two McConnells are father and son. There are no other family relationships among the directors of Pinnacle.



Item 10.  Executive Compensation

***            The following table sets forth the annual and long-term
compensation paid to the chief executive officer and each executive officer of Pinnacle whose salary and bonus exceeded $100,000 for fiscal years ending December 31, 1998, 1997, and 1996 (the "Named
Executive Officers").





                                  Summary Compensation Table

                                     Annual Compensation                 Long Term Compensation
  Name and Principal              ---------------------------            ----------------------
      Position                    Year             Salary<F1>            All Other Compensation
_______________________________________________________________________________________________
L. Jackson McConnell              1998             $187,963                  $28,667 <F3>
   Chairman and Chief             1997             $192,848 <F2>             $28,667 <F4>
   Executive Officer of           1996             $157,370 <F2>             $21,000 <F5>
   Pinnacle

James E. Purcell                  1998             $164,014                  $28,032 <F6>
   President and Chief Credit     1997             $149,657                  $25,996 <F7>
   Officer of Pinnacle            1996             $139,507                  $22,500 <F8>

Linton W. Eberhardt               1998             $164,329                  $28,069 <F9>
   Vice Chairman and              1997             $129,874                  $23,611 <F10>
   President of Pinnacle          1996             $102,325                  $13,232 <F11>

<F1>     Includes directors fees.

<F2>     Includes directors fees Mr. McConnell received in 1996 and
         1997 as an officer and director of Royston.
<F3>     Reflects $28,000 and $667 contributed by Pinnacle to Mr.
         McConnell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F4>     Reflects $28,000 and $667 contributed by Pinnacle to Mr.
         McConnell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F5>     Reflects $16,770 and $4,230 contributed by Pinnacle to Mr.
         McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F6>     Reflects $27,048 and $984 contributed by Pinnacle to Mr.
         Purcell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F7>     Reflects $23,994 and $2,002 contributed by Pinnacle to Mr.
         Purcell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F8>     Reflects $18,750 and $3,750 contributed by Pinnacle to Mr.
         Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F9>     Reflects $27,104 and $965 contributed by Pinnacle to Mr.
         Eberhardt's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F10>    Reflects $21,408 and $2,203 contributed by Pinnacle to Mr.
         Eberhardt's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F11>    Reflects $10,308 and $2,924 contributed by Pinnacle to Mr.
         Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.

(/TABLE>

Director's Compensation
-----------------------

     Directors of Pinnacle currently do not receive compensation for attending meetings of the Board of Directors. During the first three months of 1998, directors of the Bank received a fee of $750 for service as a director. During the last nine months of 1998, directors of the Bank received a fee of $800 for service as a director. During
1997, Directors of Pinnacle received $250 for each meeting of the Board of Directors of Pinnacle.

Salary Continuation Agreement
-----------------------------

     L. Jackson McConnell, Chairman and Chief Executive Officer and a
Director of Pinnacle, James E. Purcell, President and Chief Credit
Officer and a Director of Pinnacle, and Linton W. Eberhardt, Vice-
Chairman and President and a Director of Pinnacle entered into a non-qualified salary continuation agreement (the Salary Continuation
Plans ) with the bank which provides certain benefits upon their retirement and upon their death. Both the retirement and death benefits are determined at December 31st of each year based on the income performance of a single premium split dollar life insurance policy. Generally, the annual addition to their benefits is calculated based on the increase in the policy surrender value less a calculated charge for the use of the bank's money to fund the increase.

     The Salary Continuation Plan provides that, upon their retirement at age 65, the executive officers named above will receive annual retirement benefits for their lifetime. In addition, the plan provides a death benefit to their beneficiaries. If the executive officers should be discharged for cause, all benefits under the Salary
Continuation Plan will be forfeited. If the executive officers are terminated after a change of control of Pinnacle (as defined in the Salary Continuation Plan), they will be entitled to receive the death benefits and the retirement benefits after reaching age 65 as if they had been continually employed by the Bank until that time. The table below indicates the value of the death benefits and estimated retirement benefits, which are dependent upon the income performance of the life insurance policy, as of December 31, 1998 and 1997.


                                            Estimated                        Estimated
                                              Death         Annual             Death              Annual
                                             Benefit      Retirement          Benefit           Retirement
                           Date of            Value        Benefits            Value             Benefits\
Executive Officer         Agreement          12/31/98      12/31/98           12/31/97           12/31/97
------------------        ---------          --------     ---------           --------           --------
L. Jackson McConnell      10-24-95           $557,567      $30,947            $487,563           $30,947

James E. Purcell          12-16-94           $236,755      $21,748            $188,847           $21,748

Linton W. Eberhardt       11-10-94           $236,546      $20,212            $178,982           $20,212
(/TABLE>

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Principal Holders of Stock

     The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned
5% or more of the outstanding shares of Company Stock on March 15, 1999, the following information: (a) the owner's name and address, (b) the number of shares of Company Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock.
Unless otherwise indicated, the listed owners are the record owners of and have sole voting and investment powers over their shares.


 Name and Address of                           Number of Shares Owned
   Beneficial Owner                              (Percent of Class)
 -------------------                           ----------------------

L. Jackson McConnell                               201,123 <F1>(26.2%)
884 Elbert Street
Elberton, Georgia 30635

JAM Family Partnership I, L.P.                     197,950 (25.8%)
884 Elbert Street
Elberton, Georgia  30635
Alice Eberhardt                                    194,163 <F2>(25.3%)
390 Virginia Hills Road
Royston, Georgia 30624

JAM Family Partnership II, L.P.                    193,863 (25.2%)
884 Elbert Street
Elberton, Georgia  30635

<F1> Includes 197,950 shares held by the JAM Family Partnership I,
     L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

<F2> Includes 193,863 shares held by the JAM Family Partnership II,
     L.P. pursuant to which Mrs. Eberhardt has sole voting and investment power. Does not include 600 shares held by Mrs.
     Eberhardt's husband with respect to which he disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions

     The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and officers of Pinnacle and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The registrant submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-23 under the Securities
          Exchange Act of 1934.

         Exhibit No.                         Document
         -----------                         --------

           3.1             Articles of Incorporation of Pinnacle, as amended <F1>

           3.2             Bylaws of Pinnacle, as amended <F1>

          10.4             Flexible Premium Life Insurance. <F1> <F2>

          10.5             Indexed Executive Salary Continuation Plan. <F1> <F2>

          21.0             Subsidiaries of Pinnacle Financial Corporation.

          24.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

          27.0             Financial Data Schedule (for SEC use only)
       ___________________________

     <F1> Incorporated bny reference from Pinnacle's Form S-4, filed with the Securities and Exchange Commission, dated August 16,
          1993.
     <F2> Management Contract or Compensatory Plan required to be filed as an exhibit.

     (b) Pinnacle did not file any reports on Form 8-K during the fourth quarter of 1998.



                              PINNACLE FINANCIAL CORPORATION
                                   AND SUBSIDIARIES

                              INDEX OF FINANCIAL STATEMENTS


                                                                         Page
     INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . .  F-1

     FINANCIAL STATEMENTS

       Consolidated balance sheets dated as of
          December 31, 1998  . . . . . . . . . . . . . . . . . . . . . .  F-2
       Consolidated statements of income for the
          years ended December 31, 1998 and 1997 . . . . . . . . . . . .  F-3
       Consolidated statements of cash flows for the
          years ended December 31, 1998 and 1997 . . . . . . . . . . . .  F-4
       Consolidated statements of shareholders' equity
          for the years ended December 31, 1998 and 1997 . . . . . . . .  F-5
       Notes to consolidated financial statements  . . . . . . . . . . .  F-6 through F-24

                             January 15, 1999




To the Board of Directors and Shareholders
Pinnacle Financial Corporation and Subsidiaries
Elberton, Georgia  30635


                       Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of Pinnacle Financial Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Financial Corporation and Subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Whittemore & Smith, LLP

                                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                                   DECEMBER 31, 1998




Assets
------
  Cash and due from banks                                                         $  10,083,914
  Federal funds sold                                                                  7,150,000

  Securities available for sale                                                      92,807,286
  Loans, net of allowance for credit losses of $2,070,005                           142,025,057

  Premises and equipment                                                              8,636,788
  Accrued interest receivable                                                         2,653,111
  Foreclosed real estate                                                                495,566
  Other assets                                                                        1,335,761
                                                                                   ------------

       Total assets                                                               $ 265,187,483
                                                                                   ============

Liabilities and Shareholders' Equity
------------------------------------

Liabilities
-----------

  Demand deposits                                                                 $  41,417,077
  Savings and NOW deposits                                                           67,996,928
  Other time deposits                                                               111,527,553
                                                                                   ------------
       Total deposits                                                               220,941,558

  Accrued interest and other liabilities                                              3,598,216
                                                                                   ------------

       Total liabilities                                                            224,539,774
                                                                                   ------------
Shareholders' equity
--------------------

  Common stock, $10 par value; 5,000,000 shares
    authorized, 768,000 shares issued and outstanding                                 7,680,000
  Capital surplus                                                                     7,280,000
  Retained earnings                                                                  24,669,429
  Accumulated other comprehensive income                                              1,018,280
                                                                                   ------------

       Total shareholders' equity                                                    40,647,709
                                                                                   ------------
       Total liabilities and shareholders' equity                                 $ 265,187,483
                                                                                   ============

             The accompanying notes are an integral part of these financial statements.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                  YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                       1998             1997
                                                                       ----             ----
Interest Income
---------------
   Loans, including fees                                         $  14,850,838    $  14,536,043
   Securities available for sale                                     5,440,598        5,397,762
   Federal funds sold                                                  385,129          172,970
                                                                 -------------    -------------

        Total interest income                                       20,676,565       20,106,775
                                                                 -------------    -------------
Interest expense
----------------
   Deposits                                                          7,926,755        7,594,054
                                                                 -------------    -------------

        Total interest expense                                       7,926,755        7,594,054
                                                                 -------------    -------------

Net interest income                                                 12,749,810       12,512,721
   Provision for credit losses                                         225,000          234,000
                                                                 -------------    -------------

        Net interest income after provision
          for credit losses                                         12,524,810       12,278,721
                                                                 -------------    -------------

Other income
------------
  Service charges on deposit accounts                                1,298,148        1,361,733
  Other service charges and fees                                       896,940          422,873
  Net realized gains on sales of securities
    available for sale                                                  28,254             -
  Other income                                                         204,445          208,453
                                                                 -------------    -------------

        Total other income                                           2,427,787        1,993,059
                                                                 -------------    -------------

Other expenses
--------------
   Salaries and employee benefits                                    4,595,496        4,199,693
   Occupancy expense                                                 1,109,520        1,038,229
   Net realized losses on sales of securities
     available for sale                                                   -                  92
   Other expenses                                                    2,177,292        1,883,220
                                                                 -------------    -------------

        Total other expenses                                         7,882,308        7,121,234
                                                                 -------------    -------------

Income before income taxes                                           7,070,289        7,150,546
Income tax expense                                                   2,141,588        2,091,554
                                                                 -------------    -------------

Net income                                                       $   4,928,701    $   5,058,992
                                                                 =============    =============

Net income per share of common stock                                   $6.42            $6.59
                                                                       =====            =====

Average shares outstanding                                            768,000          768,000
                                                                      =======          =======

 The accompanying notes are an integral part of these consolidated financial statements.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                    1998            1997
                                                                    ----            ----
Cash flows from operating activities
------------------------------------
  Net income                                                  $   4,928,701   $   5,058,992
                                                              -------------   -------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 550,163         475,073
      Gain on sale of premises and equipment                    (     2,302)    (     2,270)
      Provision for credit losses                                   225,000         234,000
      Deferred income taxes                                     (    63,462)    (    75,803)
      Net realized (gains) losses on securities
        available for sale                                      (    28,254)             92
      (Increase) decrease in accrued interest
        receivable and other assets                             (   227,729)        529,823
      Increase in accrued expenses and other
        liabilities                                               1,015,481         396,783
                                                              -------------   -------------
      Total adjustments                                           1,468,897       1,557,698
                                                              -------------   -------------

  Net cash provided by operating activities                       6,397,598       6,616,690
                                                              -------------   -------------

Cash flows from investing activities
------------------------------------

  Net increase in federal funds sold                            ( 2,492,830)    ( 3,995,198)
  Purchase of securities available for sale                     (38,864,848)    (26,288,199)
  Proceeds from sales of securities available
     for sale                                                    18,954,884      21,710,909
  Proceeds from maturities of securities
     available for sale                                          10,150,981       9,248,182
  Net (increase) decrease in loans                                   38,148     (11,129,941)
  Proceeds from sale of premises and equipment                       33,185           2,730
  Purchases of premises and equipment                          (  1,565,580)    ( 2,569,129)
                                                              -------------   -------------

  Net cash used by investing activities                        ( 13,746,060)    (13,020,646)
                                                              -------------   -------------

Cash flows from financing activities
------------------------------------

  Net increase in non-interest bearing demand,
     savings and NOW deposit accounts                            10,023,708       5,978,959
  Net increase (decrease) in time deposits                     (  1,369,807)      5,436,542
  Net increase (decrease) in federal funds purchased           (    360,000)        250,000
  Dividends paid                                               (  1,651,200)    ( 1,497,600)
                                                              -------------   -------------

  Net cash provided by financing activities                       6,642,701      10,167,901
                                                              -------------   -------------

Net increase (decrease) in cash and due from banks             (    705,761)      3,763,945
Cash and due from banks at January 1                             10,789,675       7,025,730
                                                              -------------   -------------

Cash and due from banks at December 31                        $  10,083,914   $  10,789,675
                                                              =============   =============

Interest paid                                                 $   7,316,086    $  7,334,907
                                                              =============   =============

Income taxes paid                                             $   2,311,965    $  2,015,243
                                                              =============   =============

       The accompanying notes are an integral part of these consolidated financial statements.

                                      PINNACLE FINANCIAL CORPORATION & SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                                                    Accumulated
                                                                                                        Other        Total
                                                           Common       Capital      Retained       Comprehensive Shareholders'
                                                            Stock       Surplus      Earnings           Income       Equity
                                                         ----------------------------------------------------------------------

Balance, December 31, 1996                               $ 7,680,000   $ 7,280,000   $ 17,830,536   $   475,755 $ 33,266,291

Comprehensive income:
  Net income for 1997                                                                   5,058,992                  5,058,992

  Change in unrealized gain (loss) on
    securities available for sale, net
    of tax effects                                                                                      219,679

  Less:  Reclassification adjustments                                                                  (  1,067)
                                                                                                                     218,612

      Total comprehensive income                                                                                   5,277,604

Cash dividends paid - $1.95 per share                                                  (1,497,600)                (1,497,600)
                                                         -----------   ------------  ------------   ----------- ------------
Balance, December 31, 1997                                 7,680,000      7,280,000    21,391,928       694,367   37,046,295

Comprehensive income:
  Net income for 1998                                                                   4,928,701                  4,928,701

  Change in unrealized gain (loss) on
    securities available for sale, net
    of tax effects                                                                                      352,481

  Less:  Reclassification adjustments                                                                  ( 28,568)
                                                                                                                     323,913

      Total comprehensive income                                                                                   5,252,614

Cash dividends paid - $2.15 per share                                                  (1,651,200)                (1,651,200)
                                                         -----------   -----------   ------------   ----------- ------------
Balance, December 31, 1998                               $ 7,680,000   $ 7,280,000   $ 24,669,429   $ 1,018,280 $ 40,647,709
                                                         ===========   ===========   ============   =========== ============

            PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant Accounting Policies

     The accounting and reporting practices of the company conform with general practice within the banking industry. The following is a summary of the more significant policies:

     Nature of operations.   Pinnacle Financial Corporation (the
     --------------------
Company) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Pinnacle Bank, N.A. (the Bank) and Pinnacle Bank. On January 1, 1998, the two subsidiaries merged and Pinnacle Bank, N.A. was the surviving corporation. The bank provides a variety of financial services to individuals and corporate customers through its eight locations in Northeast Georgia. The bank's primary deposit products include non-interest and interest-bearing checking accounts, savings accounts, and certificates of deposit. The bank also offers various lending products with a substantial portion of the portfolio collateralized by real estate (See Note 4). The bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation.

     Basis of Consolidation.  The consolidated financial statements
     ----------------------
include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiaries, Pinnacle Bank, N.A. and Pinnacle Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of accounting.  The company utilizes the accrual basis of
     -------------------
accounting. The accrual basis of accounting gives recognition to income and expenses when earned or incurred rather than when received or paid.

     Use of Estimates.  The preparation of financial statements in
     ----------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

     The bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions in the granite and agricultural industries.

     While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

            PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant Accounting Policies - (Continued)

     Significant Group Concentrations of Credit Risk.  Most of the
     -----------------------------------------------
company's activities are with customers located in the Northeast Georgia area. Note 3 discusses the types of securities that the company invests in. Note 4 discusses the types of lending that the company engages in. The company has significant concentrations, as defined by their regulators, in the granite and agricultural industries.

     Cash and cash equivalents.  For the purpose of presentation in
     -------------------------
the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks".

     Securities available for sale.  Securities available for sale
     -----------------------------
consist of all debt securities and certain equity securities not classified as trading securities nor as held to maturity securities. The company has classified all debt securities as available for sale. From time to time, the company may decide to sell certain securities prior to maturity for liquidity, tax planning, and other valid business purposes.

     Securities available for sale are carried at fair value with unrealized gains and losses, net of tax effects, reported in accumulated other comprehensive income.

     Realized gains (losses) on the sale of securities available for sale are recorded on the trade date and are determined using the specific-identification method. Non-temporary declines in the fair value of held to maturity and available for sale securities below their cost, if any, would result in write-downs of the individual securities to their fair value. These related write-downs would be included in earnings as realized losses (See Note 3).

     The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

     Loans.  Loans are stated at the amount of unpaid principal
     -----
reduced by the allowance for credit losses  (See Note 4).

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

                       PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                            YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 1 - Summary of Significant Accounting Policies - (Continued)

     Allowance for credit losses.  The allowance for credit losses is
     ---------------------------
maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's periodic evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, the estimated value of any underlying collateral, and other risks inherent in the portfolio. Although management uses available information to recognize losses on loans, because of uncertainties inherent in the estimation process, it is reasonably possible that a material change could occur in the allowance for credit losses in the near term. However, the amount of change that is reasonably possible cannot be estimated. Credits deemed uncollectible are charged to the allowance. Provisions for credit losses and recoveries on loans previously charged off are added to the allowance. (See Note 5).

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the company's loans which have been identified as impaired have been measured by the fair value of existing collateral.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the company does not separately identify individual consumer loans for impairment disclosures.

     Loan origination fees and costs.  The effect of the
     -------------------------------
capitalization of loan fees and loan origination costs has been computed by management and does not have a material impact upon these financial statements.

     Off-balance-sheet financial instruments.  In the ordinary course
     ---------------------------------------
of business, the company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under personal lines of credit, commercial lines of credit, credit card arrangements, and standby letters of credit. Such financial instruments are recorded when they are funded or related fees are received or paid (See Note 16).

     Premises and equipment.  Land is carried at cost.  Other premises
     ----------------------
and equipment are recorded at cost less accumulated depreciation computed by the straight line method over the estimated useful lives of the assets (See Note 6). Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.
Gains and losses on dispositions are included in current operations.

               PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant Accounting Policies - (Continued)

     Foreclosed real estate.  Real estate properties acquired through
     ----------------------
loan foreclosure are initially recorded at the lower of the company's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

     Pension costs.  Pension costs are charged to salaries and
     -------------
employee benefits expense and are funded as accrued  (See Note 11).

     Advertising costs.  Generally, it is the company's policy to
     -----------------
expense all advertising costs as incurred. Advertising costs associated with new products is immaterial to these financial statements.

     Income taxes.  Provisions for income taxes are based on taxes
     ------------
payable or refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of
taxable income and pretax financial income.      The deferred tax
assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FAS Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes (See Note 12). The company files consolidated income tax returns with it subsidiaries.

     Net income per share of common stock.  Net income per share of
     -------------------------------------
common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

     Fair values of financial instruments.  The following methods and
     ------------------------------------
assumptions were used by the company in estimating fair values of financial instruments as disclosed herein:

     Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate their fair value.

     Securities available for sale - Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices.

                       PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 1 - Summary of Significant Accounting Policies - (Continued)

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

     Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing (See Note 16).

     Comprehensive Income
     --------------------

     The company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the company's net income or shareholders' equity.

     The change in unrealized gain (loss) on securities available for sale and related tax effects are as follows:

                                                                                    Years Ended December 31
                                                                                     1998             1997
                                                                                     ----             ----
         Net unrealized gain (loss) on securities
           available for sale                                                    $ 1,642,388      $ 1,052,072
         Tax effects                                                              (  624,108)      (  357,705)
                                                                                  ----------       ----------
         Net-of-tax amount                                                       $ 1,018,280      $   694,367
                                                                                  ==========       ==========

                       PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 2 - Restriction on Cash and Due From Banks

     The company is required to maintain a minimum deposit with the Federal Reserve Bank for clearings. The required deposit was $25,000 at December 31, 1998 and 1997.

Note 3 - Investment Securities

     All investment securities are classified as available for sale and recorded at their estimated fair market values in accordance with the provisions of FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The carrying amounts and estimated market values of investment securities are summarized below.

                                                                                                        Estimated
                                                 Amortized        Unrealized           Unrealized          Market
                                                 Cost Basis          Gains               Losses            Value
                                                 ----------       ----------           ---------        ----------
    Securities available for sale:
    December 31, 1998:
    U.S. Treasury                               $13,733,050       $  387,125           $    --         $14,120,175
    U.S. Government agencies                     56,509,268          600,719          (   67,869)       57,042,118
    State and Municipals                         15,736,579          662,004          (    7,213)       16,391,370
    Mortgage-backed securities                    4,203,932           44,641                --           4,248,573
    Other securities                                982,069           22,981                --           1,005,050
                                                -----------       ----------          ----------       -----------
                                                $91,164,898       $1,717,470          ($  75,082)      $92,807,286
                                                ===========       ===========         ==========       ===========
    December 31, 1997:
    U.S. Treasury                               $15,221,078       $  200,390            $   --         $15,421,468
    U.S. Government agencies                     47,038,693          262,557           (  66,140)       47,235,110
    State and Municipals                         15,086,787          649,556           (   9,125)       15,727,218
    Mortgage-backed securities                    4,163,106           17,878           (   3,044)        4,177,940
    Other securities                                134,400            --                   --             134,400
                                                -----------       ----------          ----------       -----------
                                                $81,644,064       $1,130,381          ($  78,309)      $82,696,136
                                                ===========       ===========         ==========       ===========
(/TABLE>
    The amortized cost and estimated market value of securities by contractual maturity at December 31, 1998 are as follows:

                                                                 Amortized               Estimated
                                                                 Cost Basis             Market Value
                                                                 ----------             ------------
    Securities available for sale:
    Due in one year or less                                     $ 7,018,511            $   7,081,087
    Due after one year through five years                        60,049,360               61,157,241
    Due after five years through ten years                       16,456,134               16,760,378
    Due after ten years                                           3,436,961                3,560,007
                                                                -----------            -------------
                                                                 86,960,966               88,558,713
    Mortgage-backed securities                                    4,203,932                4,248,573
                                                                -----------            -------------
                                                                $91,164,898              $92,807,286
                                                                ===========            =============
(/TABLE>

                             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 3 - Investment Securities - (Continued)

    Nontaxable and taxable interest income on securities available for sale were as follows:

                                                   1998                    1997
                                                   ----                    ----
                 Nontaxable                     $  838,274              $  922,410
                 Taxable                         4,602,324               4,475,352
                                                ----------              ----------
                                                $5,440,598              $5,397,762
                                                ==========              ==========
(/TABLE>

    Gross realized gains and gross realized losses on sales of securities available for sale were:

                                                       1998                1997
                                                       ----                ----
         Gross realized gains:
            U.S. Government and agency securities     $13,177            $12,519
            State and municipal securities             17,501              5,900
                                                      -------            -------
                                                      $30,678            $18,419
                                                      =======            =======

         Gross realized losses:
            U.S. Government and agency securities      $2,110            $18,185
            State and municipal securities                314                326
                                                       ------            -------
                                                       $2,424            $18,511
                                                       ======            =======

    Investment securities, with a carrying value of approximately $27,193,238 at December 31, 1998 and $22,002,907 at December 31, 1997, were pledged to secure public deposits. The market value for such pledged securities was approximately $28,098,934 and $22,242,300 at December 31, 1998 and 1997, respectively.

Note 4 - Loans

    The components of loans in the consolidated balance sheets were as follows:

                                                              December 31
                                                  -----------------------------------
                                                      1998                    1997
                                                      ----                    ----
    Commercial                                   $ 22,383,379           $ 23,267,802
    Real estate construction                        5,017,757              5,780,973
    Commercial real estate                         48,711,718             45,904,077
    Residential real estate                        39,521,064             41,368,898
    Consumer                                       28,461,144             28,004,470
                                                  -----------           ------------
         Total loans                              144,095,062            144,326,220
    Allowance for credit losses                     2,070,005              2,038,015
                                                  -----------           ------------

       Net loans                                 $142,025,057           $142,288,205
                                                 ============           ============

                             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 4 - Loans - (Continued)

         The accrual of interest has been discontinued on loans amounting to $139,087 at December 31, 1998 and $102,185 at December 31, 1997.
The effect on interest income was $11,851 and $10,034 for 1998 and 1997, respectively.


Note 5 - Allowance for Credit Losses

         An analysis of the change in the allowance for credit losses follows:

                                                              December 31
                                                    --------------------------------
                                                      1998                  1997
                                                      ----                  ----
         Balance at January 1                      $2,038,015            $1,842,152
                                                   ----------            -----------
            Credits charged off                    (  332,502)          (   189,223)
            Recoveries                                139,492                151,086
                                                   ----------            -----------

                Net credits charged off            (  193,010)          (    38,137)
          Provision for credit losses                 225,000               234,000
                                                   ----------            -----------

         Balance at December 31                    $2,070,005            $2,038,015
                                                   ==========            ==========
(/TABLE>

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

     Impairment of loans having carrying values of $1,718,154 and $764,292 in 1998 and 1997, respectively has been recognized in conformity with FAS 114, Accounting by Creditors for Impairment of a Loan as amended by FAS 118. The average recorded investment in impaired loans during 1998 and 1997 was $1,076,924 and $1,162,563, respectively. The total allowance for credit losses related to those loans was $725,820 and $267,000 in 1998 and 1997, respectively.
Interest income on impaired loans of $70,062 and $74,469 was recognized for cash payments received in 1998 and 1997, respectively.
For impairment recognized in conformity with FAS 114 as amended by FAS
118, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

                            PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 6 - Bank Premises and Equipment

     Components of premises and equipment included in the consolidated balance sheets at December 31, 1998 and 1997 were as follows:

                                                                            December 31
                                                                 ---------------------------------
                                                                      1998                1997
                                                                      ----                ----
         Land                                                    $ 1,270,252         $  1,270,252
         Land improvements                                           345,872              340,666
         Buildings                                                 5,693,928            4,806,513
         Building improvements                                       206,214              206,214
         Furniture & fixtures                                      4,727,564            4,372,740
                                                                ------------        -------------
             Total cost                                           12,243,830           10,996,385
         Accumulated depreciation                               (  3,607,042)        (  3,344,131)
                                                                ------------         ------------
             Net book value                                     $  8,636,788         $  7,652,254
                                                                ============         ============
(/TABLE>

     Premises and equipment are stated at cost less accumulated depreciation. The company uses the straight line method of computing depreciation using asset lives which approximate their economic useful lives. Depreciation expense included in occupancy expense for 1998 and 1997 was $550,163 and $475,073, respectively.

     Pinnacle Bank, N.A. completed construction of a branch facility in Lavonia during 1998.

Note 7 - Other Assets and Other Liabilities

     The major components of other assets and other liabilities are as follows:

                                                                       1998              1997
                                                                       ----              ----
         Other assets:
           Deferred income taxes                                    $   --           $   17,391
           Cash surrender value of life insurance                    1,067,419        1,017,132
           Prepaid income tax                                           83,138           17,610
           Other                                                       185,204          239,887
                                                                    ----------       ----------
                                                                    $1,335,761       $1,292,020
                                                                    ==========       ==========
         Accrued interest and other liabilities:
                     Deferred income taxes                         $  185,550       $   --
           Accrued interest payable                                 2,392,058        1,780,732
           Compensation and retirement deferral                       415,152          445,111
           Other                                                      605,456          420,354
                                                                   ----------        ---------
                                                                   $3,598,216       $2,646,197
                                                                   ==========       ==========
(/TABLE>

                               PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 8 - Deposits

         Deposit account balances by maturity at December 31, 1998 are as follows:

                                                                                                 Over
                                               0-3 Months       4-12 Months        1-5 Years    5 Years            Total
                                               ----------       -----------        ---------    -------            -----
Demand deposits,savings
   and NOW deposits                           $109,414,005      $   --            $    --        $ --          $109,414,005
Time deposits under $100,000                    18,062,882       39,540,768        24,618,008     2,153          82,223,811
Time deposits over $100,000                      9,018,804       12,306,054         7,978,884      --            29,303,742
                                              ------------      -----------       -----------    ------        ------------

                                              $136,495,691      $51,846,822       $32,596,892    $2,153        $220,941,558
                                              ============      ===========       ===========    ======        ============
(/TABLE>

         The amount of demand deposits reclassified as loans were $245,114 and $119,161 at December 31, 1998 and 1997, respectively.


Note 9 - Short-Term Borrowings

     Federal funds purchased generally mature within one to four days from the transaction date. The company had federal funds purchased for a minimum number of days during 1998. Interest expense in the amount of $657 was incurred on these amounts which was netted with interest income on federal funds sold.


Note 10 - Other Expenses

     The major components of other expenses are as follows:

                                                                               1998              1997
                                                                               ----              ----
         Stationary, supplies and printing expense                         $  255,521       $  262,868
         Professional fees                                                    442,560          300,889
         Advertising and public relations expense                             240,815          230,343
         Other expenses                                                     1,238,396        1,089,120
                                                                           ----------       ----------
                                                                           $2,177,292       $1,883,220
                                                                           ==========       ==========
(/TABLE>
Note 11 - Employee Benefits and Employee Stock Ownership Plan

     The company maintains a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions to the plan are based on salary levels and are discretionary, but the maximum employer matching contribution may not exceed 6% of gross salaries in any year. The plan was amended prior to the end of the year to provide an additional profit sharing contribution allocated to employees based on four employee classes.
Employer contribution expense included in salaries and employee benefits for the plan was $226,568 in 1998 and $220,183 in 1997.

             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               YEARS ENDED DECEMBER 31, 1998 AND 1997

Note 11 - Employee Benefits and Employee Stock Ownership Plan - (Continued)

     An Employee Stock Ownership Plan (ESOP) was adopted by Pinnacle
Bank, N.A. in 1992 and Pinnacle Bank in 1993. The ESOP is a non-contributory qualified stock bonus plan established to accumulate shares of Pinnacle Financial Corporation common stock in the ESOP trust for the benefit of all eligible employees. Contributions to the plan are made at the discretion of the Board of Directors.

     The trust assets will be allocated among the employee participants who will receive distributions of cash and stock upon their termination, death, long-term disability or retirement. At that time, the employee will have the option to retain the stock or exercise a put option whereby the trust is obligated to acquire the stock. Any subsequent transfer by the employee after the put option expires is subject to an employer's right of first refusal which provides that the stock must first be offered to the employer and then to the trust prior to transfer. The company will fund future obligations to reacquire employee owned securities distributed from the ESOP. As of December 31, 1998, the ESOP had purchased no qualified employer securities. There were no contributions for the ESOPs in 1998 or 1997.

Note 12 - Income Taxes

     The consolidated provision for income taxes consisted of the following:

                                                        Years Ended December 31
                                                   ---------------------------------
                                                        1998                1997
                                                        ----                ---
         Current provision - federal               $2,123,747           $2,163,429
         Current provision - state                     81,303                3,928
         Deferred portion                         (    63,462)         (    75,803)
                                                    ---------            ---------
                                                   $2,141,588           $2,091,554
                                                    =========            =========
(/TABLE>

         The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 1998 and 1997, as indicated in the following analysis:

                                                                             1998                 1997
                                                                             ----                -----
         Statutory rates                                                     34.0%                34.0%
         Increase (decrease) resulting from:
            Effect of tax-exempt income                                     ( 4.4%)              ( 5.1%)
            Interest and other nondeductible expenses                         1.2%                 2.0%
            Deferred portion                                                (  .3%)              ( 1.1%)
            Other, net                                                      (  .2%)              (  .6%)
                                                                             -----                -----
                                                                             30.3%                29.2%
                                                                             =====                =====
(/TABLE>

                           PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 12 - Income Taxes - (Continued)

         The components of the deferred income tax asset (liability) included in other assets (liabilities) are as follows:

                                                      1998                 1997
                                                      ----                 ----
         Deferred tax liability                    ($ 625,435)         ($  358,168)
         Deferred tax asset                           439,885              375,559
                                                     --------            ---------
         Net deferred tax asset (liability)        ($ 185,550)          $   17,391
                                                     ========            =========
(/TABLE>

         The tax effects of each type of significant item that gave rise to deferred taxes are as follows:

                                                         Years Ended December 31
                                                   ---------------------------------
                                                      1998                   1997
                                                      ----                   ----
         Tax depreciation in excess of book
            depreciation                           ($380,822)            ($318,078)
         Excess of book provision for loan
            losses over deduction for federal
            income tax purposes                      613,130               537,713
         Non-deductible deferred directors'
            fees and interest                        129,534                92,388
         Other real estate owned cost
            capitalization for tax purposes           56,363                59,441
         Unrealized gain/losses on securities      ( 624,108)             (357,704)
         Other, net                                   20,353                 3,631
                                                     -------               -------
         Total deferred tax asset (liability)      ($185,550)             $ 17,391
                                                     =======               =======
(/TABLE>

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

                       PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                           YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 13 - Related-Party Transactions

     In the normal course of business, executive officers and directors of the company and its bank subsidiaries, and certain business organizations and individuals associated with them, maintain a variety of banking relationships with the bank subsidiaries (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of activity for related party loans for 1998 and 1997:

                                                       1998                        1997
                                                       ----                        ----
         Beginning balance                         $3,486,622                  $4,143,081

                 New loans                          2,047,134                   2,210,340
                 Repayments                        (2,460,351)                 (2,866,799)
                                                    ---------                   ---------

         Ending balance                            $3,073,405                  $3,486,622
                                                    =========                   =========
(/TABLE>

         The company had deposits of approximately $3,452,488 and $4,899,077 for related parties at December 31, 1998 and 1997, respectively.


Note 14 - Executive Retirement Benefits

     As of December 1998, the bank subsidiary has a non-qualified executive salary continuation plan which will provide benefits to the Chairman and Vice-Chairman of the Board of Directors and President upon retirement. This retirement benefit amount will be determined each year using a life insurance contract indexed as if purchased on the effective date of the plan. The banks are not required to fund the plans nor obligated to purchase such life insurance policies.


Note 15 - Commitments and Contingent Liabilities

     The company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 16 - Financial Instruments

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

     A summary of the company's financial instruments whose contract amounts represent credit risk at December 31, 1998 and 1997 are as follows:

                                                                1998           1997
                                                                ----           ----
         Commitments to extend credit                       $ 2,350,000    $   500,000
         Credit card arrangements                             2,354,855      2,052,154
         Undisbursed lines of credit                         17,137,046     11,263,640
         Standby letters of credit                              571,700      1,146,391
         Commitment to issue letter of credit                 1,750,000          --
                                                             ----------     ----------
                                                            $24,163,601    $14,962,185
                                                            ===========    ===========
(/TABLE>
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the company upon extension of credit is based on management's credit evaluation of the counterparty.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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

                       PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 16 - Financial Instruments - (Continued)

     The estimated fair values of the company's financial instruments were as follows ($ in thousands):

                                                                 December 31, 1998              December 31, 1997
                                                            ------------------------         ---------------------------
                                                            Carrying            Fair          Carrying            Fair
                                                             Amount            Value           Amount            Value
                                                             ------            ------          -------           -----
          Financial assets:
           Cash and due from banks                          $ 10,084         $ 10,084         $ 10,790         $ 10,790
           Federal funds sold                                  7,150            7,150            4,657            4,657
           Securities available for sale                      92,807           92,807           82,696           82,696
           Loans receivable, net                             142,025          142,755          142,289          142,603
           Accrued interest receivable &
              other assets                                    13,121           13,121           11,908           11,908

         Financial liabilities:
           Deposits                                         $220,941         $212,840         $212,288         $204,049
           Federal funds purchased                              --               --                360              360
           Accrued interest payable &
              other liabilities                                3,598            3,598            2,646            2,646

         Off-balance-sheet instruments:
           Commitments, commercial lines
             of credit, and standby
             letters of credit                                               $    151                          $     63
(/TABLE>

Note 17 - Merger of Subsidiaries

     In December, 1996, the bank holding company and subsidiaries announced their intent to merge the subsidiaries. The merger took\ effect on January 1, 1998, with Pinnacle Bank, N.A. as the sole subsidiary.


Note 18 - Dividends From Subsidiaries

     Dividends paid by the bank subsidiaries are the primary source of funds available to the company. Statutes and regulations impose restrictions on the amount of dividends that may be declared by the bank subsidiaries without prior regulatory approval. At December 31, 1998, approximately $11,462,706 of retained earnings were available for dividend declaration without prior regulatory approval.

                     PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 19 - Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the table ($ in thousands):

                                                                                                  To Be Well
                                                                       For Capital             Capitalized Under
                                                                         Adequacy              Prompt Corrective
                                                 Actual                  Purposes:             Action Provisions:
                                           -------------------        ----------------       --------------------
                                            Amount      Ratio         Amount     Ratio        Amount        Ratio
                                            ------      ------        ------     -----        ------        -----
As of December 31, 1998:
 Total Capital
 (to Risk Weighted Assets)                 $41,647      25.81%       >$12,911    >8.0%       >$16,139      >10.0%
                                                                     -           -           -             -
Tier I Capital
 (to Risk Weighted Assets)                 $39,629      24.56%       >$ 6,455    >4.0%       >$ 9,683       >6.0%
                                                                     -           -           -              -
Tier I Capital
 (to Average Assets)                       $39,629      14.97%       >$10,585    >4.0%       >$13,232       >5.0%
                                                                     -           -           -              -
As of December 31, 1997:
 Total Capital
 (to Risk Weighted Assets)                 $38,239      25.34%       >$12,074    >8.0%       >$15,093      >10.0%
                                                                     -           -           -             -
Tier I Capital
 (to Risk Weighted Assets)                 $36,352      24.09%       >$ 6,037    >4.0%       >$ 9,056       >6.0%
                                                                     -           -           -              -
Tier I Capital
 (to Average Assets)                       $36,352      15.00%       >$ 9,691    >4.0%       >$12,114       >5.0%
                                                                     -           -           -              -
(/TABLE>

                       PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 20 - Year 2000 Issues

     The company has designated a committee and project manager to oversee its Year 2000 project. The guidance outlined by the FDIC in FIL-50-97, "Year 2000 Project Management Awareness", has been adopted in the company's Year 2000 Operations Manual. Inventory listings for all hardware, software, and personal computers have been completed and mission critical systems identified to be addressed first. The company plans to: 1) ensure that certification is obtained from all vendors and manufacturers regarding Year 2000 compliance and 2) test each function for compliance. All outside vendors have been contacted and the majority have responded that they are Year 2000 compliant.
The company plans to perform in-house testing for products whose vendors have not responded in the first quarter of 1999. Products that fail testing will be replaced by March, 1999. The company is in the process of receiving and reviewing proxy results of testing from their major software vendor. The committee reports to senior management monthly and to the Board of Directors quarterly on their progress. Management is also including a Year 2000 credit exposure review on large borrowers during the annual review process or at the initial credit review for new borrowers.

     The company has not incurred and does not foresee any material expenditures for the Year 2000 project.



Note 21 - Pinnacle Financial Corporation (Parent Company Only) Financial Information

                                         Balance Sheet
                                        December 31, 1998

Assets
------
Cash                                                                              $    23,898
Securities available for sale                                                         315,431
Investment in subsidiaries                                                         40,290,858
Furniture and fixtures, net of accumulated
  amortization of $4,147                                                               12,703
Accrued interest receivable                                                             6,887
Due from subsidiary                                                                     6,000
                                                                                  -----------
                                                                                  $40,655,777
                                                                                  ===========
Liabilities and Shareholders' Equity
------------------------------------
Due to subsidiaries                                                                $       601
Deferred tax liability                                                                   7,467
Income taxes payable                                                                      --
Common stock                                                                         7,680,000
Capital surplus                                                                      7,280,000
Retained earnings                                                                   24,669,429
Unrealized appreciation on securities, net of tax                                    1,018,280
                                                                                   -----------
                                                                                   $40,655,777
                                                                                   ===========
(/TABLE>

                             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 21 - Pinnacle Financial Corporation (Parent Company Only) Financial
          Information - (Continued)
                                                    Statements of Income
                                           Years ended December 31, 1998 and 1997
                                           --------------------------------------

                                                                                        1998                1997
                                                                                        ----                ----
   Income:
   Dividends from subsidiaries                                                      $1,697,200          $1,947,600
   Interest income - securities available for sale                                      14,713               6,235
                                                                                    ----------          ----------
                                                                                     1,711,913           1,953,835

Expenses:
   Other expenses                                                                      115,572             189,661
                                                                                    ----------          ----------
         Income before income taxes and equity in
         undistributed net income of subsidiaries                                    1,596,341           1,764,174

Income tax benefit                                                                  (   80,762)         (   26,258)
                                                                                     ---------           ---------
         Net income before equity in undistributed
         net income of subsidiaries                                                  1,677,103           1,790,432

Equity in undistributed net income of subsidiaries                                   3,251,598           3,268,560
                                                                                     ---------           ---------
         Net income                                                                 $4,928,701          $5,058,992
                                                                                     =========           =========
(/TABLE>

                             PINNACLE FINANCIAL CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                YEARS ENDED DECEMBER 31, 1998 AND 1997


Note 21 - Pinnacle Financial Corporation (Parent Company Only)
Financial Information (Continued)

                                                            Statements of Cash Flows
                                                     Years ended December 31, 1998 and 1997


                                                                                       1998               1997
                                                                                       ----               ----
Cash flows from operating activities
   Net income                                                                      $4,928,701           $5,058,992
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                                   1,901               1,167
         Deferred income taxes                                                             863                 464
         Equity in undistributed net income of
            subsidiaries                                                           ( 3,251,598)        ( 3,268,560)
         Increase in accrued interest receivable                                   (       783)        (     6,104)
         Increase in due to subsidiaries                                           (     6,000)               --
         Increase (decrease) in due to subsidiaries                                (     2,951)                330
         Increase (decrease) in income taxes payable                               (    38,226)             38,226
                                                                                    ----------           ---------
Net cash provided by operating activities                                            1,631,907           1,824,515
                                                                                    ----------           ---------
Cash flows from investing activities:
   Other changes in securities available for sale                                  (       64)               --
   Purchase of securities available for sale                                              --           (   299,211)
   Purchases of furniture and fixtures                                                    --           (    14,691)
                                                                                    ----------           ---------
Net cash used by investing activities                                              (       64)         (   313,902)
                                                                                    ----------           ---------
Cash flows from financing activities:
   Dividends paid                                                                  ( 1,651,200)        ( 1,497,600)
                                                                                    ----------           ---------
          Net cash used by financing activities                                    ( 1,651,200)        ( 1,497,600)
                                                                                    ----------           ---------
Net increase (decrease) in cash and cash equivalents                               (    19,357)             13,013

Cash and cash equivalents at January 1                                                  43,255              30,242
                                                                                    ----------           ---------
Cash and cash equivalents at December 31                                            $   23,898          $   43,255
                                                                                    ==========           =========
(/TABLE>

                              SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PINNACLE FINANCIAL CORPORATION has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elberton, State of Georgia, on the 31st day of March, 1999.


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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report Statement has been signed by the following persons in the capacities indicated on the 31st day of March, 1999.

        Signature                                      Title

/S/ L. Jackson McConnell                          Chairman and Chief Executive Officer
    L. Jackson McConnell                          and Director

/S/ Linton W. Eberhardt                           Vice-Chairman and President and Director
    Linton W. Eberhardt

 /S/ James E. Purcell                             President and Chief Credit Officer and
     James E. Purcell                             Director

 /S/ L. Jackson McConnell, Jr.                    Vice President and Director
     L. Jackson McConnell, Jr.

/S/ Maurice Bond                                  Director
    Maurice Bond



-------------------------------                    Director
    Charles Bradshaw

-------------------------------                    Director
    H. Thomas Brown

------------------------------                     Director
   Steven A. Williams

------------------------------                     Director
  Anderson Dilworth

/S/ Don C. Fortson                                 Director
    Don C. Fortson

/S/ William F. Grant                               Director
    William F. Grant

/S/ Robert H. Hardy                                Director
    Robert H. Hardy

/S/ Calvin Hill                                    Director
    Calvin Hill

/S/ Robert E. Lee, III                             Director
    Robert E. Lee, III

----------------------------                       Director
    J. Daniel McAvoy, M.D.

/S/ Mary Coyle Barden                              Secretary (Principal Accounting Officer)
    Mary Coyle Barden


                                40

