Form 10QSB
period 1999-03-31
PINNACLE FINANCIAL CORP
filed 1999-05-13
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 29549
                           ----------------------

                                 FORM 10-QSB



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

Commission File Number 33-67528
                       --------

                       PINNACLE FINANCIAL CORPORATION
      (Exact name of small business issuer as specified in its charter)

           Georgia                           58-1538862
-------------------------------              ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization                Number)

884 Elbert Street,
P.O. Box 430, Elberton, Georgia              30635-0430
-------------------------------              ----------
(Address of principal executive offices)     (Zip Code)


Issuer=s telephone number, including area code: (706) 283-2854
                                               ---------------
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---      ---

 State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

 As of April 30, 1999 there were 768,000 shares of common stock outstanding.
 --------------------------------------------------------------------------

                       PINNACLE FINANCIAL CORPORATION


                                    INDEX


                                                           Page No.
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at
          March 31, 1999 and December 31, 1998                   1

          Consolidated Statements of Income for the Three
          Months ended March 31, 1999 and 1998                   2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998             3

Item 2.   Managements Discussion and Analysis or Plan of
          Operation                                              5


PART II - OTHER INFORMATION                                      11




                                      I

                       PINNACLE FINANCIAL CORPORATION

                       PART I - FINANCIAL INFORMATION

                       Item 1.   Financial Statements







                                     II

                         PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND DECEMBER 31, 1998
                                         (Unaudited)

                                                                             MARCH 31         DECEMBER 31,
                                                                               1999               1998
ASSETS
------
    Cash and due from banks                                                  $7,359,984       $10,083,914
    Federal funds sold                                                       11,450,000         7,150,000

    Securities available for sale                                            93,561,026        92,807,286

    Loans, net of allowance for credit losses
      of $2,099,071 and $2,070,005, respectively                            141,220,267       142,025,057

    Premises and equipment                                                    8,516,938         8,636,788
    Accrued interest receivable                                               2,590,727         2,653,111
    Foreclosed real estate                                                      425,845           495,566
    Other assets                                                              1,693,495         1,335,761
                                                                           ------------      ------------

          Total assets                                                     $266,818,282      $265,187,483
                                                                           ============      ============

LIABILITIES
-----------
    Demand deposits                                                         $41,065,256       $41,417,077
    Savings and NOW deposits                                                 69,388,224        67,996,928
    Other time deposits                                                     111,862,038       111,527,553
                                                                           ------------      ------------

          Total deposits                                                    222,315,518       220,941,558

    Federal funds purchased                                                           0                 0
    Accrued interest and other liabilities                                    3,629,312         3,598,216
                                                                           ------------      ------------

          Total liabilities                                                 225,944,830       224,539,774
                                                                           ------------      ------------

SHAREHOLDERS' EQUITY
--------------------
    Common stock, $10 par value; 5,000,000 shares
      authorized, 768,000 shares issued and outstanding                       7,680,000         7,680,000
    Capital surplus                                                           7,280,000         7,280,000
    Retained earnings                                                        25,430,023        24,669,429
    Accumulated other comprehensive income                                      483,429         1,018,280
                                                                           ------------      ------------

          Total shareholders' equity                                         40,873,452        40,647,709
                                                                           ------------      ------------
Total liabilities and shareholders' equity                                 $266,818,282      $265,187,483
                                                                           ============      ============

                 The accompanying notes are an integral part of these financial statements.

                            PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                             (Unaudited)

                                                                               YTD                   YTD
                                                                             MARCH 31,             MARCH 31,
                                                                               1999                  1998
INTEREST INCOME
---------------
    Loans                                                                    $3,509,840           $3,678,768
    Securities available for sale                                             1,406,546            1,297,051
    Federal funds sold                                                           95,782               84,810
                                                                             ----------           ----------

       Total interest income                                                  5,012,168            5,060,629
                                                                             ----------           ----------

INTEREST EXPENSE
----------------
    Deposit                                                                   1,889,985            1,965,818
    Fed Funds Purchased                                                               0                  267
                                                                             ----------           ----------

       Total interest expense                                                 1,889,985            1,966,085
                                                                             ----------           ----------

NET INTEREST INCOME                                                           3,122,183            3,094,544

    Provision for credit losses                                                  75,000               75,000
                                                                             ----------           ----------

       Net interest income after provision for credit losses                  3,047,183            3,019,544
                                                                             ----------           ----------

OTHER INCOME
------------
    Service charges on deposit accounts                                         332,055              330,069
    Other service charges and fees                                              230,393              200,299
    Net realized gains on sales of securities available for sale                      0                   85
    Other income                                                                 34,397               56,433
                                                                             ----------           ----------

       Total other income                                                       596,845              586,886
                                                                             ----------           ----------

OTHER EXPENSES
--------------
    Salaries and employee benefits                                            1,167,191            1,115,488
    Occupancy expense                                                           281,790              247,967
    Net realized losses on sales of securities available for sale                     0                    0
    Other expenses                                                              455,053              427,534
                                                                             ----------           ----------

       Total other expenses                                                   1,904,034            1,790,989
                                                                             ----------           ----------

Income before income taxes                                                    1,739,994            1,815,441
Income tax expense                                                              557,000              582,155
                                                                             ----------           ----------

NET INCOME                                                                   $1,182,994           $1,233,286
                                                                             ==========           ==========

    Net income per share of common stock                                          $1.54                $1.61
                                                                                  =====                =====

Average shares outstanding                                                      768,000              768,000
                                                                                =======              =======

                The accompanying notes are an integral part of these financial statements.

                         PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                          (Unaudited)

                                                                              MARCH 31,        MARCH 31,
                                                                                1999             1998
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                    1,182,994       $1,233,286
Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Depreciation and amortization                                            147,579          122,241
       Provision for credit losses                                               75,000           75,000
       Net realized losses on securities available for sale                           0                0
       Increase in accrued interest and other assets                           (225,629)        (210,484)
       Increase in accrued expenses and other liabilities                        31,096          556,193
                                                                             ----------       ----------
       Total adjustments                                                         28,046          542,950
                                                                             ----------       ----------

Net cash provided by operating activities                                     1,211,040        1,776,236

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold                                           (4,300,000)      (4,372,830)
Purchase of securities available for sale                                    (9,154,900)     (10,703,893)
Proceeds from sales of securities available for sale                                  0                0
Proceeds from maturities of securities available for sale                     7,867,863        7,155,650
Net (increase) decrease in loans                                                729,790          412,163
Purchases of premises and equipment                                             (29,283)        (208,718)
                                                                             ----------       ----------

Net cash used by investing activities                                        (4,886,530)      (7,717,628)
                                                                             ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits,
    Savings and NOW deposit accounts                                          1,039,475        4,203,847
Net increase in time deposits                                                   334,485         (306,544)
Net decrease in federal funds purchased                                               0         (360,000)
Dividends paid                                                                 (422,400)        (384,000)
                                                                             ----------       ----------

Net cash provided by financing activities                                       951,560        3,153,303
                                                                             ----------       ----------

Net decrease in cash and due from banks                                      (2,723,930)      (2,788,089)
Cash and due from banks at January 1                                         10,083,914       10,789,675
                                                                             ----------       ----------

Cash and due from banks at March 31                                          $7,359,984       $8,001,586
                                                                             ==========       ==========

Interest paid                                                                $1,971,274       $1,808,566
                                                                             ==========       ==========

Income taxes paid                                                                $1,303           $8,928
                                                                                 ======           ======

              The accompanying notes are an integral part of these financial statements.

                PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

(1)  BASIS OF PRESENTATION
     ---------------------
     The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company), a bank holding company, and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. Pinnacle Bank,
N. A., is the surviving institution following the January 1, 1998 consummation of the merger of Pinnacle Bank, National Association (formerly First National Bank in Elberton) and Pinnacle Bank (formerly Tri-County Bank of Royston). All significant intercompany accounts have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair presentations of the consolidated financial position and the results of operations of the Company for the interim periods. Certain reclassifications have been made to the prior year presentation to conform to the current year. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

(2)  INCOME TAXES
     ------------
     Deferred income taxes are recorded as required by FAS No. 109, "Accounting for Income Taxes," using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities.

(3)  ACCOUNTING FOR IMPAIRED LOANS
     -----------------------------
     FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $1,345,000 as of March 31, 1999 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans is $638,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION

          Management's Discussion and Analysis or Plan of Operation of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") analyzes the major elements of Pinnacle's consolidated balance sheets and statements of income. This section reflects the results of its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the "Bank").

          Pinnacle continues to weigh the merits of additional business combinations while maintaining a focus on its general mission to responsibly serve the needs of its customers and communities and to enhance profit potential and shareholder value.

          For a comprehensive presentation of Pinnacle's financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the unaudited financial statements and accompanying disclosures. All amounts throughout this section are rounded to the nearest 1,000 dollars, the nearest .1 million dollars and to the nearest .1 percent to represent approximations of reported amounts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At March 31, 1999, 8.2% of the investment securities portfolio had maturity dates within the next year and an additional 68.3% matures within the next five years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity
shortfall.   Other sources of liquidity are payments on commercial and
installment loans and repayment of maturing single payment loans. Also, Pinnacle retains relationships providing short term unsecured borrowings with four correspondent banks which could provide up to $5.3 million on short notice, if needed. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At March 31, 1999, the liquidity ratio for Pinnacle was 42%.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents increased during the first three months of 1999 from December 31, 1998 levels by $1.6 million and securities available for sale increased by $1.0 million or .7 % from December 31, 1998 to March 31, 1999. The average balance in these investment securities increased by $10.7 million in the current quarter compared to the quarter ended March 31, 1998. The average balance of Federal Funds sold during the first three months of 1999 was $8.1 million.

          Total interest-bearing assets increased by $4.2 million or 1.7% for the current period when compared with December 31, 1998. Average net loans for the bank decreased $1.6 million (1.1%) to $141.2 million in the three months ended March 31, 1999 from the same 1998 period, primarily as a result of increased competition and reduced loan demand in Northeast Georgia.

           The allowance for credit losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance was unchanged at $2.1 million at March 31, 1999 and December 31, 1998. The Bank experienced loan charge-offs of $103,000 in the three months ended March 31, 1999 compared to $33,000 in the same period of 1998. Net charge-offs amounted to $46,000 in 1999 compared to net recoveries of $19,000 for the three months ended March 31, 1998. The allowance for credit losses represents 1.5% of total loans outstanding at March 31, 1999.

          As a result of the sale of one property in the three months ending March 31, 1999, other real estate owned decreased by $70,000 to $426,000 at March 31, 1999 compared to $496,000 at December 31, 1998. The accrual of interest has been discontinued on loans totaling $67,000 as of March 31, 1999 representing .1% of total loans compared to $139,000 at December 31, 1998. The effect on interest income for the quarter ended March 31, 1999 was $2,000. Non-accrual loans at March 31, 1999 are classified as: real estate, $15,000 and unsecured loans, $52,000.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $1.4 million to $222.3 million at March 31, 1999 from $220.9 million at December 31, 1998, due primarily to normal growth and continued economic expansion in Northeast Georgia. Non-interest bearing deposits decreased $.4 million to $41.1 million from December 31, 1998. Interest bearing deposits increased $1.7 million for the three months ended March 31, 1999.

          Shareholders' equity increased $225,000 to $40.9 million at March 31, 1999 from $40.6 million at December 31, 1998. Earnings retained during the three months amounted to $761,000 while equity decreased $535,000 as a result of a decrease in net unrealized gains during the first three months due to a decrease in values in the bond market.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" and "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.4% during the first three months of 1999, compared to 15.04% for the year which ended December 31, 1998.

          Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the registrant's liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS
---------------------

          Pinnacle's operating results depend primarily on the earnings of the bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

          Interest income on interest bearing assets decreased by $48,000 from the same quarter in 1998 as a decline in average yield from 8.8% to 7.9% offset an increase in average earning assets in the first quarter of 1999 as compared to 1998. The decline in yield reflects a general decline in interest rates as well as an increased percentage of funds invested in lower yielding investment securities and federal funds sold. Interest expense declined by $76,000 from the same quarter of 1998 in spite of increased deposits as a result of increased non-interest bearing deposits and lower interest rates paid on all deposit accounts. Consequently, net interest income in the three months ended March 31, 1999 increased $28,000, or 1.4% as compared to the same period for the previous year. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period the prior year.

          The provision for credit losses is the charge to operating expenses that management believes is necessary to fund the allowance for credit losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in both quarters ended March 31, 1999 and 1998.

          Other operating expenses for Pinnacle increased by $113,000 to $1.9 million during the three months ended March 31, 1999 compared to $1.8 for the same period in 1998.

          Pinnacle's income tax expense decreased $25,000 for the quarter compared to the same period in the previous year as a result of decreased taxable income. The effective income tax rate during the quarter of 32.0% is unchanged from the same quarter in 1998.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended March 31, 1999 was $1.2 million and represents annualized returns of 11.6% on average shareholders' equity and 1.8% on average assets. Comparable amounts during the same period of 1998 were $1.2 million, 13.2% and 1.9%, respectively.

          Dividends declared during the first three months of 1999 increased $.05 per share to $.55 from $.50 per share during the same period of 1998.


YEAR 2000
---------

          Generally, the year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If Pinnacle's systems do not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such errors could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Pinnacle or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Pinnacle's financial condition, liquidity and results of operations.

          PINNACLE'S STATE OF READINESS. Pinnacle is proceeding on a plan that will assure the Bank of being ready to process in the year 2000. The plan involves five phases consisting of awareness, assessment, renovation, validation and implementation for hardware and software in both information technology systems ("IT") and non-information technology systems ("non-IT") that are potentially affected by the year 2000. Pinnacle has completed the awareness and assessment phases and all critical business systems have been renovated. Renovation of non-critical systems will continue throughout 1999. The validation (testing) phase is substantially complete and is expected to be completed by June 1999. The implementation phase is occurring as each system passes through the testing procedures and will continue throughout 1999. Modifications and upgrades are performed on the majority of Pinnacle's existing systems by third-party vendors as Pinnacle provides no internal programming.

          COST TO ADDRESS THE YEAR 2000 ISSUES. In 1997 and 1998, Pinnacle made substantial investments in technology in the normal course of business to enhance operational efficiency that included remediation of many of its year 2000 issues. The cost of assuring readiness to process in the year 2000 has been budgeted to not exceed $40,000 for the years 1998 through 2000, not including the investments in technology referred to above nor the time associated with existing employee development and implementation of Pinnacle's year 2000 plan. Approximately 25% of this amount was expensed in 1998 with the remainder of the expenses to be incurred in 1999. The majority of costs associated with hardware and software enhancements to make Pinnacle's systems year 2000 compliant are covered in the annual maintenance fees paid to its vendors. Any unexpected costs that may arise during implementation in excess of the budgeted amounts will be reported to the board of directors.

          RISKS OF THIRD-PARTY YEAR 2000 ISSUES. The impact of year 2000 non-compliance by outside parties with whom Pinnacle transacts business cannot be accurately estimated. In addition to the review of IT providers discussed above, Pinnacle has surveyed major borrowers for year 2000 compliance and has prepared a detailed assessment of the risk associated with each borrower's inability to be compliant. In addition, all primary non-IT vendors and suppliers have responded to inquiries regarding year 2000 compliance. Ongoing communication with these primary vendors and suppliers is anticipated throughout 1999. At this time, no material impact on Pinnacle's operations from vendor non-compliance is anticipated. Pinnacle relies upon the Federal Reserve System for electronic funds transfers and check clearing and understands that its systems have been upgraded to be year 2000 compliant. Initial testing of the Federal Reserve systems have been completed and additional tested will be performed through the third quarter of 1999. If the Federal Reserve does not successfully complete all modifications required by the date change and is forced to interrupt services to Pinnacle, Pinnacle could experience significant difficulties.

          Pinnacle continues to host educational seminars and provide meaningful information to customers and community groups regarding risks and solutions for appropriate activities to plan for Year 2000 uncertainties and providing assistance on prudent activities to be taken.

          PINNACLE'S CONTINGENCY PLANS. Pinnacle will complete contingency plans by June 1999 for any items found non-compliant after testing. Each plan will have a trigger date for implementation. These plans will provide detailed directions in the event an item continues to be non-compliant after testing, including a replacement vendor or product and an implementation date. Pinnacle will also complete by September 1999 a general business resumption plan that will provide detailed directions for continued operation in case one or more mission critical items fails due to year 2000 related issues so that Pinnacle will be able to recover from any critical system failures within an acceptable time frame.

The following tables present Pinnacle's regulatory capital position at March 31, 1999:

                      (Rounded to the nearest thousand)


Total Risk Adjusted Assets                            $163,108

Risk Based Capital Ratios:

TIER 1 CAPITAL
   Common stock                                         $7,680           4.71%
   Surplus                                               7,280           4.46%
   Retained Earnings                                    25,430          15.59%
                                                      --------         ------

   Total Tier 1 capital                                 40,390          24.76%
   Tier 1 minimum requirement                            6,522           4.00%
                                                      --------         ------

   Excess (shortfall)                                  $33,868          20.76%
                                                      ========         ======

TIER 2 CAPITAL
   Tier 1 from above                                   $40,390          24.76%
   Allowance for loan losses, limited to 1.25%
    of risk weighted assets                              2,039           1.25%
                                                      --------         ------

   Total Tier 2 capital                                 42,429          26.01%
   Tier 2 minimum requirement                           13,044           8.00%
                                                      --------         ------

   Excess (shortfall)                                  $29,385          18.01%
                                                      ========         ======

LEVERAGE RATIO
   Tier 1 capital                                      $40,390          15.22%
   Minimum requirement                                  10,615           4.00%
                                                      --------         ------

   Excess (shortfall)                                  $29,775          11.22%
                                                      ========         ======

Average total assets, net of goodwill                 $265,385
                                                      ========

                       PINNACLE FINANCIAL CORPORATION

                                   PART II

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Pinnacle is not aware of any material pending legal proceedings to which Pinnacle or its subsidiary is a party or to which any of their property is subject.


ITEM 2.  CHANGES IN SECURITIES

          None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 9, 1999 the Registrant held its annual meeting of Shareholders where the following directors were elected at the meeting for one year terms:

          L. Jackson McConnell **            James E. Purcell **
          Lint W. Eberhardt                  Maurice Bond **
          L. Jackson McConnell, Jr.          Steve Williams
          Robert H. Hardy **                 H. Thomas Brown
          Charles Bradshaw                   William F. Grant **
          Calvin Hill **                     Robert E. Lee, III
          J. Daniel McAvoy                   Anderson Dilworth
          Don C. Fortson

          604,284 Shares (79% of eligible shares) were cast. The ** symbol after a director's name indicates that 1,248 shares (less than 1%) voted in opposition to their election. All others received favorable votes on all ballots cast. There were no broker non-votes cast.


ITEM 5   OTHER INFORMATION

          None.


ITEM 27. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27 - Financial Data Schedule (for SEC use only).

                                 SIGNATURES



      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PINNACLE FINANCIAL CORPORATION




Date: May 12, 1999       By: /s/ L. Jackson McConnell
      ------------          -------------------------------
                                 L. Jackson McConnell
                          Chairman and Chief Executive Officer
                         (Principal Executive and Financial Officer)


Date: May 12, 1999       By: /s/ James E. Purcell
      ------------          --------------------------------
                                 James E. Purcell
                           President and Chief Credit Officer