Form 10QSB
period 1999-06-30
PINNACLE FINANCIAL CORP
filed 1999-08-16
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 33-67528


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

   AS OF JULY 31, 1999 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.
   --------------------------------------------------------------------------

                         PINNACLE FINANCIAL CORPORATION


                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Position at
            June 30, 1999 and December 31, 1998                              1

            Consolidated Statements of Income for the Three
            Months ended June 30, 1999 and 1998                              2

            Consolidated Statements of Income for the Six
            Months ended June 30, 1999 and 1998                              3

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998                          4

Item 2.     Managements Discussion and Analysis or Plan of
            Operation                                                        6


PART II -   OTHER INFORMATION                                                13




                                    I

                         PINNACLE FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



























                                    II

                           PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1999 AND DECEMBER 31, 1998
                                           (UNAUDITED)

                                                                    JUNE 30,         DECEMBER 31,
                                                                      1999              1998
ASSETS

       Cash and due from banks                                   $   9,097,092      $ 10,083,914
       Federal funds sold                                            4,140,000         7,150,000

       Securities available for sale                               100,108,019        92,807,286

       Loans, net of allowance for credit losses
           of $2,088,713 and $2,070,005, respectively              141,029,094       142,025,057

       Premises and equipment                                        8,383,449         8,636,788
       Accrued interest receivable                                   2,595,037         2,653,111
       Foreclosed real estate                                          350,434           495,566
       Other assets                                                  2,167,823         1,335,761
                                                                 -------------      ------------

           Total assets                                          $ 267,870,948      $265,187,483
                                                                 =============      ============

LIABILITIES
       Demand deposits                                           $  43,909,003      $ 41,417,077
       Savings and NOW deposits                                     69,202,436        67,996,928
       Other time deposits                                         110,794,841       111,527,553
                                                                 -------------      ------------

           Total deposits                                          223,906,280       220,941,558

       Federal funds purchased                                               0                 0
       Accrued interest and other liabilities                        3,341,646         3,598,216
                                                                 -------------      ------------

           Total liabilities                                       227,247,926       224,539,774
                                                                 -------------      ------------

SHAREHOLDERS' EQUITY
       Common stock, $10 par value; 5,000,000 shares
           authorized, 768,000 shares issued and outstanding         7,680,000         7,680,000
       Capital surplus                                               7,280,000         7,280,000
       Retained earnings                                            26,294,196        24,669,429
       Accumulated other comprehensive income                         (631,174)        1,018,280
                                                                 -------------      ------------
           Total shareholders' equity                               40,623,022        40,647,709
                                                                 -------------      ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 267,870,948      $265,187,483
                                                                 =============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                             (UNAUDITED)

                                                                       THREE MONTHS    THREE MONTHS
                                                                          ENDED           ENDED
                                                                         JUNE 30,        JUNE 30,
                                                                           1999            1998
INTEREST INCOME
---------------
       Loans                                                             $3,535,976     $3,749,336
       Securities available for sale                                      1,446,819      1,360,249
       Federal funds sold                                                    77,661        113,466
                                                                         ----------     ----------

           Total interest income                                          5,060,456      5,223,051
                                                                         ----------     ----------

INTEREST EXPENSE
----------------
       Deposits                                                           1,844,384      1,994,294
       Fed Funds Purchased                                                        0              0
                                                                         ----------     ----------

           Total interest expense                                         1,844,384      1,994,294
                                                                         ----------     ----------


NET INTEREST INCOME                                                       3,216,072      3,228,757
-------------------
       Provision for credit losses                                           75,000         75,000
                                                                         ----------     ----------

           Net interest income after provision for credit losses          3,141,072      3,153,757
                                                                         ----------     ----------

OTHER INCOME
------------
       Service charges on deposit accounts                                  336,723        321,456
       Other service charges and fees                                       218,332        242,103
       Net realized gains on sales of securities available for sale               0         17,140
       Other income                                                          72,084         47,225
                                                                         ----------     ----------

           Total other income                                               627,139        627,924
                                                                         ----------     ----------

OTHER EXPENSES
--------------
       Salaries and employee benefits                                     1,142,628      1,123,705
       Occupancy expense                                                    286,056        270,315
       Net realized losses on sales of securities available for sale          5,969              0
       Other expenses                                                       465,985        485,651
                                                                         ----------     ----------

           Total other expenses                                           1,900,638      1,879,671
                                                                         ----------     ----------

Income before income taxes                                                1,867,573      1,902,010
Income tax expense                                                          581,000        587,500
                                                                         ----------     ----------

NET INCOME                                                               $1,286,573     $1,314,510
----------                                                               ==========     ==========

Net income per share of common stock                                     $     1.68     $     1.71
                                                                         ==========     ==========

Average shares outstanding                                                  768,000        768,000
                                                                         ==========     ==========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                             (UNAUDITED)

                                                                            YTD             YTD
                                                                           JUNE 30,        JUNE 30,
                                                                            1999            1998
INTEREST INCOME
---------------
       Loans                                                             $ 7,045,816     $ 7,428,104
       Securities available for sale                                       2,853,365       2,657,300
       Federal funds sold                                                    173,443         198,276
                                                                         -----------     -----------

           Total interest income                                          10,072,624      10,283,680
                                                                         -----------     -----------

INTEREST EXPENSE
----------------
       Deposits                                                            3,734,369       3,960,112
       Fed Funds Purchased                                                         0             267
                                                                         -----------     -----------

           Total interest expense                                          3,734,369       3,960,379
                                                                         -----------     -----------

NET INTEREST INCOME                                                        6,338,255       6,323,301
-------------------
       Provision for credit losses                                           150,000         150,000
                                                                         -----------     -----------

           Net interest income after provision for credit losses           6,188,255       6,173,301
                                                                         -----------     -----------

OTHER INCOME
------------
       Service charges on deposit accounts                                   668,778         651,525
       Other service charges and fees                                        448,725         442,402
       Net realized gains on sales of securities available for sale                0          17,225
       Other income                                                          106,481         103,658
                                                                         -----------     -----------

           Total other income                                              1,223,984       1,214,810
                                                                         -----------     -----------

OTHER EXPENSES
--------------

       Salaries and employee benefits                                      2,309,819       2,239,193
       Occupancy expense                                                     567,846         518,282
       Net realized losses on sales of securities available for sale           5,969               0
       Other expenses                                                        921,038         913,185
                                                                         -----------     -----------

           Total other expenses                                            3,804,672       3,670,660
                                                                         -----------     -----------

Income before income taxes                                                 3,607,567       3,717,451
Income tax expense                                                         1,138,000       1,169,655
                                                                         -----------     -----------

NET INCOME                                                               $ 2,469,567     $ 2,547,796
----------                                                               ===========     ===========

Net income per share of common stock                                     $      3.22     $      3.32
                                                                         ===========     ===========

Average shares outstanding                                                   768,000         768,000
                                                                         ===========     ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                             (UNAUDITED)

                                                                               JUNE 30,          JUNE 30,
                                                                                1999               1998
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                  $  2,469,567      $  2,547,796
Adjustments to reconcile net income to net
       Cash provided by operating activities:
           Depreciation and amortization                                         310,006           245,728
           Provision for credit losses                                           150,000           150,000
           Net realized (gains) losses on securities available for sale            5,969           (17,225)
           (Increase) decrease in accrued interest and other assets             (628,856)         (566,144)
           Decrease in accrued expenses and other liabilities                   (256,570)          (36,993)
                                                                            ------------      ------------
           Total adjustments                                                    (419,451)         (224,634)
                                                                            ------------      ------------

Net cash provided by operating activities                                      2,050,116         2,323,162
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                  3,010,000        (1,902,830)
Purchase of securities available for sale                                    (28,634,779)      (21,585,055)
Proceeds from sales of securities available for sale                           1,511,094         1,249,880
Proceeds from maturities of securities available for sale                     18,155,789        12,240,035
Net decrease (increase) in loans                                                 845,963          (663,553)
Purchases of premises and equipment                                              (44,927)         (366,991)
                                                                            ------------      ------------

Net cash used by investing activities                                         (5,156,860)      (11,028,514)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                        3,697,434         6,231,390
Net (decrease) increase in time deposits                                        (732,712)          116,651
Net decrease in federal funds purchased                                                0          (360,000)
Dividends paid                                                                  (844,800)         (768,000)
                                                                            ------------      ------------

Net cash provided by financing activities                                      2,119,922         5,220,041
                                                                            ------------      ------------

Net decrease in cash and due from banks                                         (986,822)       (3,485,311)
Cash and due from banks at January 1                                          10,083,914        10,789,675
                                                                            ------------      ------------

Cash and due from banks at June 30                                          $  9,097,092      $  7,304,364
                                                                            ============      ============

Interest paid                                                               $  3,664,007      $  3,658,983
                                                                            ============      ============

Income taxes paid                                                           $  1,055,635      $  1,100,965
                                                                            ============      ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

(1)        BASIS OF PRESENTATION
           ---------------------
           The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

(2)        INCOME TAXES
           ------------
           Deferred income taxes are recorded as required by FAS No. 109, "Accounting for Income Taxes", using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities.

(3)        ACCOUNTING FOR IMPAIRED LOANS
           -----------------------------
           FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $1,232,000 as of June 30, 1999 have been recognized as impaired in conformity with FAS 114. The total allowance for credit losses related to the impaired loans is $523,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Management's Discussion and Analysis or Plan of Operation of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the "Bank").

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At June 30, 1999, 7.1% of the investment securities portfolio had maturity dates within the next year and an additional 67.8% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Pinnacle retains short term borrowing relationships with two correspondent banks that could provide up to $10.75 million on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta and has granted a blanket floating lien on its mortgage portfolio that collaterizes up to $20 million of borrowings on a short or long term basis. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

          Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At June 30, 1999, the liquidity ratio for Pinnacle was 42%.

          Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first six months of 1999 from December 31, 1998 levels by $4.0 million and securities available for sale increased by $7.3 million or 7.9% from December 31, 1998 to June 30, 1999. The average balance in these investment securities increased by $10.1 million in the current year compared to the six months ended June 30, 1998. The average balance of Federal Funds sold during the first six months of 1999 was $7.1 million.

          Total interest-earning assets increased by $3.3 million or 1.4% for the current period when compared with December 31, 1998. Average net loans for the Bank decreased $0.6 million (0.4%) to $141.7 million in the six months ended June 30, 1999 from the same 1998 period, primarily as a result of increased competition and reduced loan demand in Northeast Georgia.

          The allowance for credit losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance was unchanged at $2.1 million at June 30, 1999 and December 31, 1998. The Bank experienced loan charge-offs of $210,000 in the six months ended June 30, 1999 compared to $77,000 in the same period of 1998. Net charge-offs amounted to $131,000 in 1999 compared to $14,000 for the six months ended June 30, 1998. The allowance for credit losses represents 1.5% of total loans outstanding at June 30, 1999 and 1.4% at December 31, 1998.

          As a result of the sale of four properties and the foreclosure on one new property in the six months ending June 30, 1999, other real estate owned decreased by $146,000 to $350,000 at June 30, 1999 from $496,000 at December 31,
1998. The accrual of interest has been discontinued on loans totaling $18,000 as of June 30, 1999 representing .01% of total loans compared to $139,000 at December 31, 1998. Unrecorded income on these loans for the six months ended June 30, 1999 was $3,000. All non-accrual loans at June 30, 1999 are classified as unsecured.

          Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $3.0 million to $223.9 million at June 30, 1999 from $220.9 million at December 31, 1998, due primarily to normal growth. Non-interest bearing deposits increased $2.5 million to $43.9 million from December 31, 1998. Interest bearing deposits increased $.5 million for the six months ended June 30, 1999.

          Shareholders' equity was unchanged at $40.6 million at June 30, 1999 when compared to December 31, 1998. Net earnings retained during the six months amounted to $1.6 million while equity decreased $1.6 million as a result of a change from a $1.0 million net unrealized gain on investments available for sale to an unrealized loss of $630,000 due to a decrease in values in the bond market caused by increasing interest rates. All unrealized amounts are presented net of their tax impact.

          Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.2% during the first six months of 1999, compared to 15.0% for the year which ended December 31, 1998.

          Management is not aware of any known trends, events or uncertainties that are reasonably likely to have a material effect on Pinnacle's liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS (for the three month period ended June 30, 1999)
---------------------

          Pinnacle's operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

          Interest income on interest bearing assets decreased by $163,000 from the same quarter in 1998 as a decline in average yields from 8.4% to 8.2% offset an increase in average earning assets in the second quarter of 1999 as compared to 1998. The decline in yield reflects a general decline in interest rates during the one year period as well as an increased percentage of funds invested in lower yielding investment securities and federal funds sold. Interest expense declined by $150,000 from the same quarter of 1998 in spite of increased deposits as a result of increased non-interest bearing deposits and lower interest rates paid on all deposit accounts. Consequently, net interest income in the three months ended June 30, 1999 decreased by $13,000 or 0.4% as compared to the same period for the previous year. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have remained stable from the same period in the prior year.

          The provision for credit losses is the charge to operating expenses that management believes is necessary to fund the allowance for credit losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in both quarters ended June 30, 1999 and 1998.

          Other income during the three months ended June 30, 1999 was unchanged at approximately $627,000 from the same period in 1998. Other operating expenses during the three months ended June 30, 1999 increased $21,000 from the same period in the previous year. The increase is attributable to slight increases in salaries, employee benefits and occupancy expenses.

          Pinnacle's income tax expense decreased $7,000 for the quarter compared to the same period in the previous year due primarily to decreased taxable income. The effective income tax rate of 31.1% during the quarter is an increase of 0.2% over the rate of 30.9% in the same quarter of 1998.

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 1999 was $1.3 million and represents annualized returns of 12.6% on average shareholders' equity and 1.91% on average assets. Comparable amounts during the same period of 1998 were $1.3 million, 13.8% and 2.0%, respectively.

          Dividends declared and paid during the three months ended June 30, 1999 increased $.05 per share to $.55 from $.50 per share during the same period of 1998.

RESULTS OF OPERATIONS (for the six month period ended June 30, 1999)
---------------------

          Interest income on interest bearing assets for the six months ended June 30, 1999 decreased by $211,000 from the same period in 1998. A decline in average yield from 8.7% to 8.1% was offset by an increase in average earning assets in the first half of 1999 as compared to 1998. The decline in yield reflects a general decline in interest rates during the period as well as an increased percentage of funds invested in lower yielding investment securities and federal funds sold. Interest expense declined by $226,000 from the same period of 1998 in spite of increased deposits as a result of increased non-interest bearing deposits and lower interest rates paid on all deposit accounts. Consequently, net interest income in the six months ended June 30, 1999 increased by $15,000 or 0.2% as compared to the same period for the previous year.

          The provision for credit losses and its purpose is explained above. Pinnacle provided $150,000 for credit losses in both periods ended June 30, 1999 and 1998.

          Other income during the six months ended June 30, 1999 increased $9,000 to $1,224,000 from $1,215,000 from the same period in 1998. Slight increases in service charges and other miscellaneous income offset the nonrecurrence of 1998 gains on sales of securities.

          Other operating expenses during the six months ended June 30, 1999 increased $134,000 to $3.8 million from $3.7 million for the same period in the previous year. The increase in other operating expenses is attributable generally to normal increases in salaries and employee benefits as well as increased expenses related to a branch opened in late 1998.

          Pinnacle's income tax expense decreased $32,000 for the six months ended June 30, 1999 compared to the same period in the previous year due primarily to decreased taxable income. The effective income tax rate during the period of 31.5% is a minor increase of 0.1% from the effective rate of 31.4% in 1998.

          Net income during the six months ended June 30, 1999 was $2.5 million and represents annualized returns of 12.3% on average shareholders' equity and 1.85% on average assets. Comparable amounts during the same period of 1998 were $2.5 million, 13.2% and 2.0%, respectively. As indicated above, net income declined primarily due to increased operating expenses while the operating ratios reflect the decreased earnings compared to a slightly larger asset and equity base.

          Dividends declared during the six months ended June 30, 1999 increased $.10 per share to $1.10 from $1.00 per share during the same period of 1998.

YEAR 2000
---------

          Generally, year 2000 risk involves computer programs and computer hardware that are not able to perform without interruption into the year 2000. The arrival of the year 2000 poses a unique worldwide challenge to the ability of all systems to correctly recognize the date change from December 31, 1999 to January 1, 2000. If Pinnacle's systems do not correctly recognize such a date change, computer applications that rely on the date field could fail or create erroneous results. Such errors could affect interest, payment or due dates or could cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If it is not adequately addressed by Pinnacle or its suppliers and borrowers, the year 2000 issue could result in a material adverse impact on Pinnacle's financial condition, liquidity and results of operations.

          PINNACLE'S STATE OF READINESS. Pinnacle is proceeding on a plan that will assure the Bank is ready to process in the year 2000. The plan involves five phases consisting of awareness, assessment, renovation, validation and implementation for hardware and software in both information technology systems ("IT") and non-information technology systems ("non- IT"or environmental systems) that are potentially affected by the year 2000. Pinnacle has completed the awareness, assessment, and validation (testing) phases and all critical business systems have been renovated. Renovation of non-critical systems will continue throughout 1999. The implementation phase has occurred as each system passed through the testing procedures and will continue throughout 1999 for noncritical systems. Modifications and upgrades are performed on the majority of Pinnacle's IT systems by third-party vendors as Pinnacle performs no internal programming.

          COST TO ADDRESS THE YEAR 2000 ISSUES. In 1997 and 1998, Pinnacle made substantial investments in technology in the normal course of business to enhance operational efficiency that included remediation of many of its year 2000 issues. The cost of assuring readiness to process in the year 2000 has been budgeted to not exceed $40,000 for the years 1998 through 2000, not including the investments in technology referred to above nor the time associated with existing employee development and implementation of Pinnacle's year 2000 plan. Approximately 25% of this amount was expensed in 1998 with the remainder of the expenses to be incurred in 1999. At this time, this budget is expected to be adequate. The majority of costs associated with hardware and software enhancements to make Pinnacle's systems year 2000 compliant are covered in the annual maintenance fees paid to its vendors and are not included in this budgeted amount. Any unexpected costs that may arise during implementation in excess of the budgeted amounts will be reported to the Board of Directors.

          RISKS OF THIRD-PARTY YEAR 2000 ISSUES. The impact of year 2000 non-compliance by outside parties with whom Pinnacle transacts business cannot be accurately estimated. In addition to the review of IT providers discussed above, Pinnacle has surveyed major borrowers for year 2000 compliance and has prepared a detailed assessment of the risk associated with each borrower's inability to be compliant. In addition, all primary non-IT vendors and suppliers have responded to inquiries regarding year 2000 compliance. Ongoing communication with these primary vendors and suppliers is anticipated throughout 1999. At this time, no material impact on Pinnacle's operations from vendor non-compliance is anticipated but no provider can assure Pinnacle that no disruptions will occur. Pinnacle would be significantly impacted by failures in power and communication systems that are largely outside of the control of the Bank. Pinnacle relies upon the Federal Reserve System for electronic funds transfers and check clearing and understands that its systems are year 2000 compliant. Initial testing of the Federal Reserve systems have been completed and additional testing will be performed through the third quarter of 1999. If the Federal Reserve does not successfully complete all modifications required by the date change and is forced to interrupt services to Pinnacle, Pinnacle could experience significant difficulties.

          Pinnacle continues to host educational seminars, provide meaningful information to customers and community groups regarding risks and solutions to plan for Year 2000 uncertainties and provide assistance on prudent activities to be taken.

          PINNACLE'S CONTINGENCY PLANS. Pinnacle has not developed system remediation contingency plans as all mission critical systems have been tested and certified as year 2000 compliant. Pinnacle has prepared a business resumption plan that provides detailed directions for continued operation if one or more mission critical items (including power and communication systems) fails due to year 2000 related issues. The plan documents how Pinnacle will recover from any critical system failures within an acceptable time frame while delivering an acceptable level of service. The plan assumes limited transaction processing on a manual basis until the impacted systems can be corrected or replaced. The plan has been approved by Pinnacle's Board of Director's. The business resumption plan will be reviewed and certified by an independent third party and will be tested in the third quarter of 1999.

The following tables present Pinnacle's Regulatory capital position at June 30, 1999:

                        (Rounded to the nearest thousand)


Total Risk Adjusted Assets                            $ 166,068

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                     $   7,680            4.62%
     Surplus                                              7,280            4.38%
     Retained earnings                                   26,294           15.83%
                                                      ---------          ------
     Total Tier 1 capital                                41,254           24.83%
     Tier 1 minimum requirement                           6,643            4.00%
                                                      ---------          ------
     Excess (shortfall)                               $  34,611           20.83%
                                                      =========          ======

TIER 2 CAPITAL
     Tier 1 from above                                $  41,254           24.83%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                           2,076            1.25%
                                                      ---------          ------
     Total Tier 2 capital                                43,330           26.08%
     Tier 2 minimum requirement                          13,285            8.00%
                                                      ---------          ------
     Excess (shortfall)                               $  30,045           18.08%
                                                      =========          ======

LEVERAGE RATIO
     Tier 1 capital                                   $  41,254           15.42%
     Minimum requirement                                 10,699            4.00%
                                                      ---------          ------
     Excess (shortfall)                               $  30,555           11.42%
                                                      =========          ======

Average total assets, net of goodwill                 $267,476
                                                      ========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

          Pinnacle is not aware of any pending material legal proceedings to which Pinnacle or its subsidiary is a party or to which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.


ITEM 27. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES



          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PINNACLE FINANCIAL CORPORATION


Date: August 12, 1999               By: /s/ L. Jackson McConnell
      ---------------                  ----------------------------------
                                       L. Jackson McConnell
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

Date: August 12, 1999               By: /s/ James E. Purcell
      ---------------                  ----------------------------------
                                       James E. Purcell
                                    President and Chief Credit Officer