Form 10QSB
period 1999-09-30
PINNACLE FINANCIAL CORP
filed 1999-11-15
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 29549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 33-67528


                         PINNACLE FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

        GEORGIA                                         58-1538862
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

884 Elbert Street,
P.o. Box 430, Elberton, Georgia                              30635-0430
----------------------------------------                     ----------
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

  As of October 31, 1999 there were 768,000 shares of common stock outstanding.
  -----------------------------------------------------------------------------

                                          PINNACLE FINANCIAL CORPORATION


                                                       INDEX


                                                                       Page No.
PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statements of Financial Position at
               September 30, 1999 and December 31, 1998                    1

               Consolidated Statements of Income for the Three
               Months ended September 30, 1999 and 1998                    2

               Consolidated Statements of Income for the Nine
               Months ended September 30, 1999 and 1998                    3

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998               4

Item 2.        Managements Discussion and Analysis or Plan of
               Operation                                                   6


PART II -      OTHER INFORMATION                                           14



                                        I

                         PINNACLE FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS





                                       II

                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                             (Unaudited)

                                                                   September 30,       December 31,
                                                                       1999                1998

Assets
-------
       Cash and due from banks                                    $   9,392,878         $ 10,083,914
       Federal funds sold                                                     0            7,150,000

       Securities available for sale                                101,389,378           92,807,286

       Loans, net of allowance for credit losses
         of $2,172,112 and $2,070,005, respectively                 148,353,095          142,025,057

       Premises and equipment                                         8,266,365            8,636,788
       Accrued interest receivable                                    2,619,060            2,653,111
       Foreclosed real estate                                           527,990              495,566
       Other assets                                                   2,491,453            1,335,761
                                                                  -------------         ------------

         Total assets                                             $ 273,040,219         $265,187,483
                                                                  =============         ============


Liabilities
-----------
       Demand deposits                                            $  44,916,896         $ 41,417,077
       Savings and NOW deposits                                      71,537,071           67,996,928
       Other time deposits                                          108,657,151          111,527,553
                                                                  -------------         ------------

         Total deposits                                             225,111,118          220,941,558

       Federal funds purchased                                          210,000                    0
       Federal Home Loan Bank Advances                                3,000,000                    0
       Accrued interest and other liabilities                         3,506,083            3,598,216
                                                                  -------------         ------------

         Total liabilities                                          231,827,201          224,539,774
                                                                  -------------         ------------

Shareholders' Equity
--------------------
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding            7,680,000            7,680,000
       Capital surplus                                                7,280,000            7,280,000
       Retained earnings                                             27,224,481           24,669,429
       Accumulated other comprehensive income                          (971,463)           1,018,280

         Total shareholders' equity                                  41,213,018           40,647,709
                                                                  -------------         ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 273,040,219         $265,187,483
                                                                  =============         ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                    PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (UNAUDITED)
                                                                                   THREE MONTHS    THREE MONTHS
                                                                                      ENDED             ENDED
                                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                                       1999            1998
Interest Income
---------------
       Loans                                                                         $3,672,412     $3,751,084
       Securities available for sale                                                  1,490,846      1,413,999
       Federal funds sold                                                                36,135         68,452
                                                                                     ----------     ----------

         Total interest income                                                        5,199,393      5,233,535
                                                                                     ----------     ----------

Interest Expense
----------------
       Deposits                                                                       1,836,740      1,997,494
       Borrowings                                                                         3,618            390
                                                                                     ----------     ----------

         Total interest expense                                                       1,840,358      1,997,884
                                                                                     ----------     ----------

NET INTEREST INCOME                                                                   3,359,035      3,235,651

       Provision for credit losses                                                       75,000         75,000
                                                                                     ----------     ----------

         Net interest income after provision for credit losses                        3,284,035      3,160,651
                                                                                     ----------     ----------

Other Income
------------
       Service charges on deposit accounts                                              325,355        310,286
       Other service charges and fees                                                   190,593        220,700
       Net realized gains on sales of securities available for sale                       3,864          8,343
       Other income                                                                      61,282         44,733
                                                                                     ----------     ----------

         Total other income                                                             581,094        584,062
                                                                                     ----------     ----------

Other Expenses
--------------
       Salaries and employee benefits                                                 1,128,751      1,168,531
       Occupancy expense                                                                314,232        268,066
       Other expenses                                                                   473,461        553,260
                                                                                     ----------     ----------

         Total other expenses                                                         1,916,444      1,989,857
                                                                                     ----------     ----------

Income before income taxes                                                            1,948,685      1,754,856
Income tax expense                                                                      596,000        517,600
                                                                                     ----------     ----------

NET INCOME                                                                           $1,352,685     $1,237,256
                                                                                     ==========     ==========

Net income per share of common stock                                                 $     1.76     $     1.61
                                                                                     ==========     ==========

Average shares outstanding                                                              768,000        768,000
                                                                                     ==========     ==========

              The accompanying notes are an integral part of these financial statements.


                                    PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (UNAUDITED)

                                                                             YTD             YTD
                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                             1999           1998
INterest Income
---------------
       Loans                                                             $10,718,228     $11,179,188
       Securities available for sale                                       4,344,211       4,071,299
       Federal funds sold                                                    209,578         266,728
                                                                         -----------     -----------

         Total interest income                                            15,272,017      15,517,215
                                                                         -----------     -----------

Interest Expense
----------------
       Deposits                                                            5,571,109       5,957,606
       Borrowings                                                              3,618             657
                                                                         -----------     -----------

         Total interest expense                                            5,574,727       5,958,263
                                                                         -----------     -----------

Net Interest Income                                                        9,697,290       9,558,952
-------------------                                                        ---------       ---------
       Provision for credit losses                                           225,000         225,000
                                                                         -----------     -----------

         Net interest income after provision for credit losses             9,472,290       9,333,952
                                                                         -----------     -----------

Other Income
------------
       Service charges on deposit accounts                                   994,133         961,811
       Other service charges and fees                                        639,318         663,102
       Net realized gains on sales of securities available for sale                0          25,568
       Other income                                                          167,763         148,391
                                                                         -----------     -----------

         Total other income                                                1,801,214       1,798,872
                                                                         -----------     -----------

Other Expenses
--------------
       Salaries and employee benefits                                      3,438,570       3,407,724
       Occupancy expense                                                     882,078         786,348
       Net realized losses on sales of securities available for sale           2,105               0
       Other expenses                                                      1,394,499       1,466,445
                                                                         -----------     -----------

         Total other expenses                                              5,717,252       5,660,517
                                                                         -----------     -----------

Income before income taxes                                                 5,556,252       5,472,307
Income tax expense                                                         1,734,000       1,687,255
                                                                         -----------     -----------

NET INCOME                                                               $ 3,822,252     $ 3,785,052
                                                                         ===========     ===========

Net income per share of common stock                                     $      4.98     $      4.93
                                                                         ===========     ===========

Average shares outstanding                                                   768,000         768,000
                                                                         ===========     ===========

              The accompanying notes are an integral part of these financial statements.

                            PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                             (UNAUDITED)

                                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                                 1999                1998
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                   $  3,822,252        $  3,785,053
                                                                             ------------        ------------
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                            469,819             369,442
         Provision for credit losses                                              225,000             225,000
         Net realized (gains) losses on securities available for sale               2,105             (25,568)
         Increase in accrued interest and other assets                         (1,154,065)           (259,361)
         Increase (decrease) in accrued expenses and other liabilities            (92,133)            495,517
                                                                             ------------        ------------
         Total adjustments                                                       (549,274)            805,030
                                                                             ------------        ------------

Net cash provided by operating activities                                       3,272,978           4,590,083
                                                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold                                   7,150,000            (172,830)
Purchase of securities available for sale                                     (35,742,875)        (30,591,080)
Proceeds from sales of securities available for sale                            3,025,625           1,748,595
Proceeds from maturities of securities available for sale                      22,124,190          20,546,866
Net increase in loans                                                          (6,553,038)           (706,459)
Purchases of premises and equipment                                               (80,276)           (467,808)
                                                                             ------------        ------------

Net cash used by investing activities                                         (10,076,374)         (9,642,716)
                                                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits,
       Savings and NOW deposit accounts                                         7,039,962           2,893,510
Net decrease in time deposits                                                  (2,870,402)           (114,613)
Net increase (decrease) in borrowings                                           3,210,000            (360,000)
Dividends paid                                                                 (1,267,200)         (1,152,000)

Net cash provided by financing activities                                       6,112,360           1,266,897
                                                                             ------------        ------------

Net decrease in cash and due from banks                                          (691,036)         (3,785,736)
Cash and due from banks at January 1                                           10,083,914          10,789,675

Cash and due from banks at September 30                                      $  9,392,878        $  7,003,939
                                                                             ============        ============

Interest paid                                                                $  5,372,360        $  5,551,045
                                                                             ============        ============

Income taxes paid                                                            $  1,702,635        $  1,695,465
                                                                             ============        ============

              The accompanying notes are an integral part of these financial statements.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(1)      Basis of Presentation
         ---------------------
         The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year.

(2)      Income Taxes
         ------------
         Deferred income taxes are recorded as required by FAS No. 109, "Accounting for Income Taxes", using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities.

(3)      Accounting for Impaired Loans
         -----------------------------
         FAS 114, "Accounting by Creditors for Impairment of a Loan" was adopted as of January 1, 1995 as required. Loans having carrying values of $666,000 as of September 30, 1999 have been recognized as impaired in conformity with FAS
114. The total allowance for credit losses related to the impaired loans is $509,000. For impairment recognized in conformity with FAS 114, the entire change in the present value of expected cash flows is reported as bad debt expense in the same manner in which the initial impairment was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. The company has recognized specific allowances in prior periods for each of these loans based on previous methodology for calculating its allowance for credit losses.

ITEM 2.           MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION

                  Management's Discussion and Analysis or Plan of Operation of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company")
analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A.(hereinafter the "Bank").

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


Forward-Looking Statements
--------------------------

                  This discussion contains forward-looking  statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank's credit customers; material unforeseen complications related to the Year 2000 issues for the Company, its suppliers, customers, and governmental agencies, all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.


Liquidity and Capital Resources
-------------------------------

                  The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds and the investment securities portfolio. At September 30, 1999, 8.8% of the investment securities portfolio had maturity dates within the next year and an additional 67.2% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $10.75 million on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collaterizes up to $20 million of borrowings on a short or long term basis. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

                  Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At September 30, 1999, the liquidity ratio for Pinnacle was 39.4%.

                  Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first nine months of 1999 from December 31, 1998 levels by $7.8 million while securities available for sale increased by $8.6 million from December 31, 1998 to September 30, 1999. The average balance in these investment securities increased by $9.3 million in the current year compared to the nine months ended September 30, 1998. The average balance of Federal Funds sold during the first nine months of 1999 was $5.6 million. It is anticipated that average Federal Funds sold will decrease as a percentage of assets in the future. See discussion below regarding management's use of sources of funds.

                  Total interest-earning assets increased by $7.8 million or 3.2% as of September 30, 1999 when compared with December 31, 1998. Average net loans increased $400,000 (0.3%) to $142.9 million in the nine months ended September 30, 1999 from the same 1998 period. This slight increase is the result of significant loan demand in the third quarter of 1999 that offset a decline in average loans for the first half of the year.

                  The allowance for credit losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased to $2.2 million from $2.1 million at September 30, 1999 and December 31, 1998. The Bank experienced loan charge-offs of $262,000 in the nine months ended September 30, 1999 compared to $179,000 in the same period of 1998. Net charge-offs amounted to $123,000 in 1999 compared to $58,000 for the nine months ended September 30, 1998. The allowance for credit losses represents 1.4% of total loans outstanding at September 30, 1999 and December 31, 1998.

                  The balance of other real estate owned has increased by 32,000 from $496,000 at December 31, 1998 to $528,000 at September 31, 1999. This change is the net result of the sale of five properties and the foreclosure on two new properties during this period. The accrual of interest has been discontinued on loans totaling $9,000 as of September 30, 1999, representing .01% of loans, compared to $139,000 at December 31, 1998. Unrecorded income on nonaccrual loans for the nine months ended September 30, 1999 was $4,000. All non-accrual loans at September 30, 1999 are classified as unsecured.

                  Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $4.2 million to $225.1 million at September 30, 1999 from $220.9 million at December 31, 1998, due primarily to normal growth. Non-interest bearing deposits increased $3.5 million to $44.9 million from December 31, 1998 while interest-bearing deposits increased $.7 million for the same period.

                  As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. As a consequence, the third quarter of 1999 includes increased use of federal funds purchased and, for the first time, borrowings from the FHLB. The $3 million of FHLB advances were used to purchase investment securities to improve the net interest income of Pinnacle. The Bank anticipates continued use of these sources of funds in an attempt to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

                  Shareholders' equity increased $0.6 million to $41.2 million at September 30, 1999 from $40.6 million at December 31, 1998. Net earnings retained during the nine months amounted to $2.6 million while equity decreased $2.0 million due to of a decline from a $1.0 million net unrealized gain on investments available for sale to an unrealized loss of $1.0 million (All unrealized amounts are reported net of their tax impact. The shift from an unrealized gain to loss resulted in the recording of a deferred tax asset, causing much of the increase in other assets from December 31, 1998). The change in unrealized amounts reflects the increase in interest rates from December 31, 1998 and widening of spreads on non treasury instruments.

                  Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.2% during the first nine months of 1999, compared to 15.0% for the year which ended December 31, 1998.

                  The bank is a defendant in a lawsuit that alleges unlawful conversion of assets and seeks damages of $270,000 plus interest. The outcome of the litigation is uncertain but management believes, based upon the advice of legal counsel, that any ultimate loss will be immaterial to the financial statements. Legal expenses of the lawsuit are being expensed as incurred.

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


RESULTS OF OPERATIONS (for the three month period ended September 30, 1999)

                  Pinnacle's operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.)
and the interest expense paid on deposits and borrowings.

                  Interest income on interest bearing assets decreased by $35,000 as a decline in average yields from 8.4% to 8.3% offset an increase in average earning assets in the third quarter of 1999 as compared to 1998. The slight decline in yield reflects a general decline in interest rates during much of the period and increasing competition for loans resulting in the need to price more competitively. Interest expense declined by $158,000 from the same quarter of 1998 in spite of increased deposits as a result of increased non-interest bearing deposits and lower interest rates paid on all deposit accounts. Consequently, net interest income in the three months ended September 30, 1999 increased by $123,000 or 3.8% as compared to the same period for the previous year. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have remained stable from the same period in the prior year.

                  The provision for credit losses is the charge to operating expenses that management believes is necessary to fund the allowance for credit loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $75,000 for loan losses in both quarters ended September 30, 1999 and 1998.

                  Other income during the three months ended September 30, 1999 was unchanged as compared to the same period in 1998. Other operating expenses during the three months ended September 30, 1999 decreased $74,000 to $1.9 million from $2.0 million for the same period in the previous year. The decrease is attributable to decreased compensation and benefits as fewer mortgage loan originations resulted in lower amounts of volume-based compensation. Additionally, legal fees declined by $75,000 from the third quarter of 1998 as an unusually high level of fees were paid during that quarter. These expense reductions were somewhat offset by increased occupancy expenses related to a new branch facility opened in late 1998.

                  Pinnacle's income tax expense increased $78,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate of 30.6% during the quarter is an increase of .9% over the rate of 29.5% in the same quarter of 1998.

                  Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 1999 was $1.4 million and represents annualized returns of 13.2% on average shareholders' equity and 2.0% on average assets. Comparable amounts during the same period of 1998 were $1.2 million, 13.0% and 1.9%, respectively.

                  Dividends declared during the three months ended September 30, 1999 increased $.05 per share to $.55 from $.50 per share during the same period of 1998.


RESULTS OF OPERATIONS  (for the nine month period ended September 30, 1999)

                  Interest income on interest bearing assets for the nine months ended September 30, 1999 decreased by $245,000 from the same period in 1998. A decline in average yields from 8.7% to 8.3% was somewhat offset by an increase in average earning assets in 1999 as compared to 1998. The decline in yield reflects a general decline in interest rates during the period as well as an increased percentage of funds invested in lower yielding investment securities. Interest expense declined by $383,000 from the same period of 1998 in spite of increased deposits as a result of increased non-interest bearing deposits and lower interest rates paid on all deposit accounts. Consequently, net interest income in the nine months ended September 30, 1999 increased by $138,000 or 1.4% as compared to the same period for the previous year.

                  The provision for credit losses and its purpose is explained above. Pinnacle provided $225,000 for credit losses in both periods ended September 30, 1999 and 1998.

                  Other income during the nine months ended September 30, 1999 was virtually unchanged at $1.8 million from the same period in 1998. Slight increases in service charges and other miscellaneous income offset the nonrecurrence of 1998 gains on sales of securities.

                  Other operating expenses during the nine months ended September 30, 1999 increased $56,000 (to $5.7 million) from the same period in the previous year. The increase in other operating expenses is attributable generally to normal increases in compensation and employee benefits as well as increased expenses related to a branch opened in late 1998. The decline in legal expenses mentioned above served to somewhat reduce the amount of the increase.

                  Pinnacle's income tax expense increased $47,000 for the nine months ended September 30, 1999 compared to the same period in the previous year due primarily to increased taxable income. The effective income tax rate during the period of 31.2% is a minor increase of 0.4% from the effective rate of 30.8% in 1998.

                  Net income during the nine months ended September 30, 1999 was $3.8 million and represents annualized returns of 12.5% on average shareholders' equity and 1.90% on average assets. Comparable amounts during the same period of 1998 were $3.8 million, 13.2% and 2.0%, respectively. As indicated above, net income increased primarily due to increased net interest income offsetting a slight increase in operating expenses while the operating ratios reflect the increased earnings compared to a slightly larger asset and equity base.

                  Dividends declared during the nine months ended September 30, 1999 increased $.15 per share to $1.65 from $1.50 per share during the same period of 1998.


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

                  PINNACLE'S STATE OF READINESS. Pinnacle is proceeding on a plan that will assure the Bank is ready to process in the year 2000. The plan involves five phases consisting of awareness, assessment, renovation, validation and implementation for hardware and software in both information technology systems ("IT") and non-information technology systems ("non- IT"or environmental systems) that are potentially affected by the year 2000. Pinnacle has completed all phases and all critical business systems have been renovated. Substantially all noncritical systems have been renovated with renovation of the few remaining non-critical systems continuing throughout 1999. Modifications and upgrades are performed on the majority of Pinnacle's IT systems by third-party vendors as Pinnacle performs no internal programming.

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

                  RISKS OF THIRD-PARTY YEAR 2000 ISSUES. The impact of year 2000 non-compliance by outside parties with whom Pinnacle transacts business cannot be accurately estimated. In addition to the review of IT providers discussed above, Pinnacle has surveyed major borrowers for year 2000 compliance and has prepared a detailed assessment of the risk associated with each borrower's inability to be compliant. In addition, all primary non-IT vendors and suppliers have responded to inquiries regarding year 2000 compliance. Ongoing communication with these primary vendors and suppliers is anticipated throughout 1999. At this time, no material impact on Pinnacle's operations from vendor non-compliance is anticipated but no provider can assure Pinnacle that no disruptions will occur. Pinnacle would be significantly impacted by failures in power and communication systems that are largely outside of the control of the Bank. Pinnacle relies upon the Federal Reserve System for electronic funds transfers and check clearing and understands that its systems are year 2000 compliant. Extensive testing of the Federal Reserve systems have been completed and all indications are that the systems should perform as designed. If the Federal Reserve does not successfully complete all modifications required by the date change and is forced to interrupt services to Pinnacle, Pinnacle could experience significant difficulties.

                  Pinnacle continues to host educational seminars, provide meaningful information to customers and community groups regarding risks and solutions to plan for Year 2000 uncertainties and provide assistance on prudent activities to be taken. The Bank's primary Year 2000 activities during the last quarter of 1999 will involve community awareness campaigns and providing assurances that all steps have been taken to prepare for the new year.

                  PINNACLE'S CONTINGENCY PLANS. Pinnacle has not developed system remediation contingency plans as all mission critical systems have been tested and certified as year 2000 compliant. Pinnacle has prepared a business resumption plan that provides detailed directions for continued operation if one or more mission critical items (including power and communication systems) fails due to year 2000 related issues. The plan documents how Pinnacle will recover from any critical system failures within an acceptable time frame while delivering an acceptable level of service. The plan assumes either use of the Bank's hot site facility or limited transaction processing on a manual basis (depending upon the fact situation and the systems involved) until the impacted systems can be corrected or replaced. The plan has been reviewed and certified by an independent third party and has been approved by Pinnacle's Board of Director's. Testing of the significant procedures occurred during the third quarter of 1999 with additional testing and employee training planned as we approach the year 2000.

                  Pinnacle's contingency plans also include the monitoring of cash withdrawals and cash balances to determine the need to increase liquidity at branch locations. Pinnacle has the ability to pledge additional investment securities with the Federal Reserve Bank of Atlanta and correspondent banks to provide additional cash in the event of significantly increased customer demand. These facilities provide borrowing capacity in addition to the amounts indicated earlier in this document. Nevertheless, an extreme level of customer fear or uncertainty could result in significant unanticipated withdrawals that could have a material impact on the Bank's short term operations.

The  following  tables  present  Pinnacle's   Regulatory  capital  position  at
September 30, 1999:

                        (Rounded to the nearest thousand)


Total Risk Adjusted Assets                             $168,664

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                      $  7,680           4.55%
     Surplus                                              7,280           4.32%
     Retained Earnings                                   27,224          16.14%
        Less: Goodwill                                        0           0.00%
                                                       --------          -----
     Total Tier 1 capital                                42,184          25.01%
     Tier 1 minimum requirement                           6,747           4.00%
                                                       --------          -----
     Excess (shortfall)                                $ 35,437          21.01%
                                                       ========          =====

TIER 2 CAPITAL
     Tier 1 from above                                 $ 42,184          25.01%
     Subordinated Debentures                                  0           0.00%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                           2,108           1.25%
                                                       --------          -----
     Total Tier 2 capital                                44,292          26.26%
     Tier 2 minimum requirement                          13,493           8.00%
                                                       --------          -----
     Excess (shortfall)                                $ 30,799          18.26%
                                                       ========          =====

LEVERAGE RATIO
     Tier 1 capital                                    $ 42,184          15.64%
     Minimum requirement                                 10,787           4.00%
                                                       --------          -----
     Excess (shortfall)                                $ 31,397          11.64%
                                                       ========          =====

Average total assets, net of goodwill                  $269,663
                                                       ========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

                   Pinnacle Bank, N.A. is a defendant in a lawsuit brought by Capitol Resource Funding in U.S. District Court for the Middle District of Georgia, filed in March 1997, File No. 3:97-C-116 (HL) that alleges unlawful conversion of assets and seeks damages of $270,000 plus interest. The outcome of the litigation is uncertain at this time. Management believes, based on the advice of legal counsel, that any ultimate loss will be immaterial to the financial statements. Legal costs are being expenses as incurred.

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


                                PINNACLE FINANCIAL CORPORATION


Date: November 12, 1999          By: /S/ L. Jackson Mcconnell
      -----------------              -------------------------
                                         L. Jackson Mcconnell
                                 Chairman and Chief Executive Officer
                                 (Principal Executive and Financial Officer)

Date: November 12, 1999          By: /S/ James E. Purcell
      -----------------              ------------------------
                                        James E. Purcell
                                 President and Chief Credit Officer