Form 10KSB
period 1999-12-31
PINNACLE FINANCIAL CORP
filed 2000-03-30
CIK 910678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                          COMMISSION FILE NO. 33-67528


                         PINNACLE FINANCIAL CORPORATION
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

      Georgia                                                 58-1538862
--------------------------------------------------------------------------------

(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia                30635-0430
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (706) 283-2854

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no-disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.                        Not Applicable.

Registrant is not required to be registered under the Securities Exchange Act of 1934.

State Issuer's revenue for its most recent fiscal year:             $22,866,244

State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors and JAM Family Partnership II, L.P.). As of March 15, 2000, there were 350,232 shares of Common Stock, $10.00 par value outstanding held by non-affiliates of the issuer, with an aggregate value of $28,719,024 (based upon approximate market value of $82/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2000, Common Stock,
                                             -----------------------------------
$10.00 par value - 768,000 shares outstanding.
---------------------------------------------


--------------------------------------------------------------------------------

                                          PINNACLE FINANCIAL CORPORATION

                                                    FORM 10-KSB

                                                       INDEX


                                                                                                          PAGE
                                                                                                          ----

Part I

     Item 1.   Description of Business....................................................................  1
     Item 2.   Description of Property.................................................................... 11
     Item 3.   Legal Proceedings.......................................................................... 12
     Item 4.   Submission Of Matters To A Vote Of Security Holders........................................ 12

Part II

     Item 5.   Market For Common Equity And Related Stockholder Matters................................... 12
     Item 6.   Management's Discussion and Analysis or Plan of Operation.................................. 13
     Item 7.   Financial Statements ...................................................................... 30
     Item 8.   Changes In And Disagreements With Accountants On Accounting
               And Financial Disclosure................................................................... 30

Part III

     Item 9.   Directors and Executive Officers, Promoters and Control
               Persons.................................................................................... 31
     Item 10.  Executive Compensation......................................................................33
     Item 11.  Security Ownership Of Certain Beneficial Owners And
               Management..................................................................................36
     Item 12.  Certain Relationships And Related Transactions..............................................36
     Item 13.  Exhibits and Reports on Form 8-K............................................................38

     SIGNATURES............................................................................................39

                                     PART I.


Item 1.  DESCRIPTION OF BUSINESS

General

         Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") is a registered one-bank holding company, headquartered in Elberton, Georgia. The Company's full service banking activities are conducted by its wholly-owned banking subsidiary, Pinnacle Bank, N.A. (the "Bank"), based in Elberton, Georgia with eight offices which are located in Elbert, Franklin and Hart Counties, Georgia. Pinnacle was incorporated under the laws of Georgia in 1982. In 1983, the Company acquired 100% of the outstanding shares of First National Bank in Elberton ("Elberton") and in 1994 acquired Tri-County Bank of Royston (Royston). The two subsidiary banks merged as of January 1, 1998 and became Pinnacle Bank, N.A. The Bank has been organized as a national banking association since 1934.

         The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and VISA accounts and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

         As of December 31, 1999, Pinnacle had total assets of approximately $273.1 million, total deposits of approximately $218.3 million, net loans of approximately $154.3 million and shareholders' equity of approximately $38.5 million. The principal executive office of Pinnacle is located at 884 Elbert Street, Elberton, Georgia 30635-0430, and its telephone number at that address is (706) 283-2854.

Forward-Looking Statements

         This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; material unforseen changes in the financial stability and liquidity of the Bank's credit customers, all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

         Markets.   Pinnacle  conducts  banking   activities  through  the  Bank
primarily in Elbert, Franklin and Hart Counties. Customers of the Bank are generally consumers and small businesses.

         Deposits. The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1999, the Bank's deposit base, totaling approximately $218.3 million, consisted of approximately $41.7 million in noninterest bearing demand deposits (19.1% of total deposits), approximately $51.6 million in interest-bearing demand deposits (including money market accounts) (23.6% of total deposits), approximately $17.8 million in savings deposits (8.2% of total deposits), approximately $81.3 million in time deposits of less than $100,000 (37.2% of total deposits), and approximately $25.9 million in time deposits of $100,000 or more (11.9% of total deposits).

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

         An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the "gap". Pinnacle attempts to keep the gap between rate- sensitive assets and rate-sensitive liabilities at a minimum, preferring to increase the spread between matched assets and liabilities rather than place earnings at risk by attempting to predict the frequency, direction and magnitude of interest rate fluctuations.

         Table 8 in the statistical information reflects the gap position of Pinnacle's consolidated balance sheet as of December 31, 1999. At December 31, 1999, the gap analysis reflects a negative gap at the one-year interval equivalent to 36.3% of earning assets, as compared to 39.6% at December 31, 1998.

         The rate sensitivity analysis table is designed to demonstrate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Pinnacle's assets and liabilities for the period shown. A ratio of interest earning assets to interest bearing liabilities (more interest earnings assets repricing in a given period than interest bearing liabilities) greater than 100% indicates that an increase in interest rates will generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income. A ratio of earning assets to interest-bearing liabilities of less than 100% indicates that a decrease in interest rates will generally result in an increase in net income for Pinnacle and an increase in interest rates will result in a decrease in net income. Since all interest rates and yields do not adjust at the same velocity, the interest sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income. See also the Asset/Liability Management section below.

         Loans. The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for its customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 17.3%, 70.3%, and 12.4%, respectively, of Pinnacle's total loan portfolio. The real estate loans made by the Bank include residential real estate construction, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

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

         The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of loans which he can make to a single borrower or related group of borrowers. All loans in excess of $100,000 must have the approval of the President or CEO of the Bank prior to being committed. Lending relationships exceeding $200,000 must be approved by one of the Officer Loan Committees. These committees consist of the Bank's Chief Credit officer, President, CEO and other loan officers. All loans over $500,000 require Senior Loan Committee approval. The Senior Loan Committee consists of the Bank's executive officers and other senior loan officers. Lending relationships exceeding $500,000 are reviewed annually by the Executive Loan Committee which includes outside directors.

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

         Inter-agency  guidelines  adopted by federal bank regulators  including the Office of the Comptroller of the Currency mandate that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards limit loan-to-value ratios for various types of real estate loans as set forth below, although the Bank may make exceptions to the standards, which exceptions must be accounted for and tracked:

         Loan category                            Loan-to Value Limit (percent)
         -------------                            -----------------------------

         Raw Land                                   65
         Land Development                           75
         Construction:
           Commercial, multifamily <F1> and
                  Other nonresidential              80
           1- to 4- family residential              85
--------------
 [FN]
 <F1>    Multifamily construction includes condominiums and cooperatives.

         Improved Property                          85
         Owner-occupied 1- to 4- family and         <F2>
           home equity


         Loan Review and Nonperforming Assets. The Bank reviews its loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $100,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the Board of Directors of the Bank. The Board of Directors reviews all loan relationships over $500,000, whether current or past due, at least once annually.

         Asset/Liability Management. A committee composed of officers is charged with managing the Bank's assets and liabilities. The committee's task is to manage asset growth, liquidity and capital. To meet these objectives while maintaining prudent management of risks, the committee directs the Bank's overall acquisition and allocation of funds. At its quarterly meetings, the committee reviews and discusses (a) growth and performance of the bank compared to projections and the annual budget, (b) peer group comparisons, (c) simulations prepared by an independent outside vendor summarizing the interest rate risk inherent in the balance sheet of the institution, (d) the ratio of loan loss reserve to outstanding loans and (e) other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

         Investment Policy. The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors. Individual transactions and investment portfolio composition, characteristics, and performance are reviewed periodically by the Board of Directors.

         Management has classified all investment securities as available for sale and believes specific gains and losses are temporary. Management recognizes the bond market may significantly fluctuate from time to time and has no plan to sell large amounts of its investment securities portfolio. Management has confidence in the diversity of its securities portfolio and is prepared to sell certain securities before


--------------
[FN]
<F2>     A loan-to-value  limit has not been established for permanent  mortgage or home equity loans on owner-occupied, 1- to 4- family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancements in the form of either mortgage insurance or readily marketable collateral is required.

maturity as needed for liquidity, tax planning, and other valid business purposes.

         Year 2000. The Bank did not experience any material disruptions in its operations or activities as a result of the so-called "Year 2000" problem. The Bank did not incur material expenses in correcting perceived or suspected Year 2000 problems. In addition, the Bank is not aware that any of its suppliers or customers has experienced any material disruptions in their operations or activities. The Bank does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problem.

         It is possible, however, that if "Year 2000" problems are incurred by the customers of the Bank, such problems could have a negative impact on future operations and financial performance of the Bank, although the Bank has not been able to specifically identify any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Bank transacts business and the Bank cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Bank.

         Employees. At December 31, 1999, the Bank had 100 full-time and 13 part-time employees. Pinnacle has no employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that their employee relations are good.

         Competition.  The  banking  business  is highly  competitive.  The Bank competes with seven other commercial banks in Elbert, Franklin and Hart Counties. The Bank also competes with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates.

         At December 31, 1999, the Bank ranked on the basis of total deposits and assets of $218.3 million and $273.1 million, respectively, as one of the larger depository institutions located in Elbert, Franklin and Hart Counties.

         Supervision and Regulation. Pinnacle is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). Pinnacle is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

         The Act requires every bank holding company to obtain the prior approval of the Federal Reserve (I) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the act found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing brokerage services; and making investments in corporations or projects designed primarily to promote community welfare.

         In addition, effective March 11, 2000, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

    o lending, exchanging, transferring, investing for others or safeguarding money or securities;
    o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
    o providing financial, investment, or economic advisory services, including advising an investment company;
    o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
    o    underwriting, dealing in or making a market in securities.

We have no immediate plans to register as a financial holding company.

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

         The Bank is a National Bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of its operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates and establishment of branches. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

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

         Capital Adequacy. The Federal Reserve, the FDIC and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk weighted assets of four percent (4%). In addition, the Federal Reserve, the FDIC and the OCC have established a minimum four percent (4%) leverage ratio of Tier One Capital to average total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve, the FDIC and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve. The Federal Reserve, the FDIC and the OCC use the leverage ratio in tandem with the risk based ratio to assess capital adequacy of banks and bank holding companies.

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

         The Federal Deposit Insurance Corporation Improvement Act of 1991 requires prompt corrective active provisions to be established by all depository institution regulators. The prompt corrective action provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

         The OCC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios:
(1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk- based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC's regulations also establish procedures for "downgrading" an institution to lower capital category based on supervisory factors other than capital. Under the OCC's regulations the Bank is a "well capitalized" institution.

The following table presents the Bank's capital ratios at December 31, 1999:


                                                 Minimum            Minimum
                                                 Capital            for well
                                   Actual        Requirement       Capitalized
                                   ------        -----------       -----------

Tier 1 Capital to
   Risk weighted
   Assets                          22.36%          4.0%               6.0%


Total Capital to
   Risk weighted
   Assets                          23.57%          8.0%              10.0%

Leverage Ratio (Tier 1
   Capital to Total
   Average Assets)                 14.40%          4.0%               5.0%

         Recent Legislative and Regulatory Action. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

    o prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non- financial entities.

    o establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

    o contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

    o provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.


Item 2.  DESCRIPTION OF PROPERTY

         The Company's main office is located at 884 Elbert Street, Elberton, Georgia 30636-0430, and its telephone number at that office is (706) 283-2854. The Bank has six branches that it owns while it leases one supermarket branch.

         The Bank's main office is located at 884 Elbert Street in Elberton, Georgia and consists of approximately 22,500 square feet of usable office space. The downtown Elberton office is located at 32 College Avenue, Elberton, Georgia and consists of approximately 4,200 square feet of usable office space. The Bowman office is located at 27 North Broad

Street, Bowman, Georgia and contains approximately 2,700 square feet of usable office space. The Hartwell office is located at 135 East Franklin Street, Hartwell, Georgia and consists of approximately 4,200 square feet of usable office space. The Royston location is located at 861 Church Street, Royston, Georgia and contains approximately 9,440 square feet of usable office space. The Franklin Springs branch is located at 2311 West Main Street, Franklin Springs, Georgia and contains approximately 2,300 square feet of office space. The Lavonia office is located at 12321 Augusta Road, Lavonia, Georgia and has approximately 4,200 square feet of usable office space. The supermarket branch, which is leased from Dill's Food City supermarket, is located at 721 Cook Street and contains approximately 540 square feet of space. Management of the Bank believes that these properties are adequately covered by insurance.


Item 3.  LEGAL PROCEEDINGS

         Pinnacle Bank, N.A. is a defendant in a lawsuit brought by Capital Resource Funding in U.S. District Court for the Middle District of Georgia, filed in March 1997, File No. 3;97-C-116 (HL) that alleges unlawful conversion of assets and seeks damages of $270,000 plus interest, attorneys fees, and punitive damages. The outcome of the litigation is uncertain at this time. Management believes, based on the advice of legal counsel, that any ultimate loss will be immaterial to the financial statements. Legal costs are being expensed as incurred.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                                    PART II.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Stock. There is no established public trading market for the Company's Common Stock. As of March 15, 2000, the Company had 375 shareholders of record. Management is aware of 14 sales of Pinnacle stock in 1999, aggregating approximately 3,858 shares in blocks ranging from 10 shares to 1,464 shares at prices ranging from $70 to $82 per share. Management is aware of eight sales of its stock in 1998, aggregating approximately 945 shares in blocks ranging from 20 shares to 500 shares at prices ranging from $65 to $78 per share.

         Dividends. In 1999 and 1998, the Company declared cash dividends aggregating $4,684,800 ($6.10 per share) and $1,651,200 ($2.15 per share), respectively. The 1999 amount includes $1,497,600 ($1.95 per share) that was not paid until January 2000. The Company intends to continue paying cash dividends on a quarterly basis. However the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future.
Information on restrictions on the amount of dividends payable by the Company appears in Note 18 to the Company's consolidated financial statements.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

         Management's Discussion and Analysis or Plan of Operation of Pinnacle analyzes the major elements of Pinnacle's consolidated balance sheets and statements of income. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A.

         On January 1, 1998, First National Bank in Elberton and Tri- County Bank in Royston merged, with the resulting bank being named Pinnacle Bank, N.A. Management believes the merger is a positive move that will increase Pinnacle's ability to operate as a strong, well-capitalized regional bank. Customer convenience has been greatly enhanced by having more banking locations. Management has maintained all the banks' officers and staff throughout the consolidation while reducing duplication of duties by moving personnel to frontline positions working directly with customers. Name recognition for Pinnacle Bank has been improved through coordinated advertising over the entire trade area.

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


Liquidity And Capital Resources
-------------------------------

         The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs for credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management  of  federal  funds  (both  sold and  purchased)  and the  investment securities portfolio. At December 31, 1999, 5.3% of the investment securities portfolio had maturity dates within the next year and an additional 64.4% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $10.75 million on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes up to $20 million of borrowings on a short or long term basis. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized. Pinnacle's Asset/Liability management policies are outlined in more detail on page 4 of this Form 10-KSB.

         Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At December 31, 1999, Pinnacle's liquidity ratio was 36.9%.

         Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Cash and cash equivalents decreased from December 31, 1998 levels by $7.4 million while securities available for sale increased by $2.3 million from December 31, 1998 to December 31, 1999. The average balance in these investment securities increased by $8.9 million in the current year compared to 1998. These changes reflect management's closer monitoring of cash and overnight investments. The average balance of Federal Funds sold during 1999 was $4.6 million. It is anticipated that average Federal Funds sold will decrease as a percentage of assets in the future. See discussion below regarding sources of funds.

         Total interest-earning assets increased by $7.8 million or 3.2% from December 31, 1998 to December 31, 1999. Average net loans increased $2.7 million or 1.9% to $145.1 million in 1999 over 1998. As reflected in Table 4 of the statistical information presented below, fixed rate mortgages increased $14.4 million to $74.6 million at December 31, 1999 while variable rate mortgages increased $766,000 to $28.8 million at that same date. The higher percentage of fixed rate mortgages reflects borrower's preference for and the availability of fixed rate financing in Pinnacle's lending area.

         The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance remained at $2.1 million December 31, 1999 and December 31, 1998. The Bank experienced loan charge-offs of $425,000 in the year ended December 31, 1999 compared to $333,000 in 1998. Net charge-offs amounted to $256,000 in 1999 compared to $193,000 in 1998. The allowance for loan losses represents 1.4% of total loans outstanding at December 31, 1999 and 1998.

         Loans with carrying values of $651,000 and $1.7 million have been recognized as impaired in conformity with SFAS 114, Accounting by Creditors for Impairment of a Loan, as of December 31, 1999 and December 31, 1998, respectively. The total allowance for loan losses associated with those loans was $477,000 and $726,000, respectively. The average investment in impaired loans was $1.1 million in both years. The accrual of interest has been discontinued on loans totaling $49,000 as of December 31, 1999 compared to $139,000 at December 31, 1998. Unrecorded income on nonaccrual loans for 1999 was $9,000. Real estate secures $41,000 of the nonaccual loans while the remainder are unsecured.

         The balance of foreclosed real estate declined from $496,000 at December 31, 1998 to $175,000 at December 31, 1999. This decrease is the net result of the sale of six properties and the foreclosure of two new properties during 1999.

         Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits decreased $2.6 million to $218.3 million at December 31, 1999 from $220.9 million at December 31, 1998. This decrease resulted in large part from unusual end of year activity by a few large customers; average deposits for December 1999 were actually up from December 1998 by $2.1 million. Demand deposits increased $300,000 to $41.7 million at December 31, 1999 while interest bearing deposits decreased $2.9 million to $176.6 million at December 31, 1999.

         As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. As a consequence, 1999 includes increased use of federal funds purchased and, for the first time, borrowings from the FHLB. The $10.5 million of FHLB advances existing at December 31, 1999 were used to purchase $3 million of investment securities to improve the net interest income of Pinnacle and to meet short term liquidity needs at the end of the year. All short term advances existing at December 31, 1999 were repaid by February 2000. The Bank anticipates continued use of these sources of funds to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

         Shareholders' equity declined $2.2 million to $38.5 million at December 31, 1999 from $40.7 million at December 31, 1998. Net earnings retained during the year amounted to $400,000 while equity decreased $2.6 million due to a decline from a $1 million net unrealized gain on investments available for sale to an unrealized loss of $1.6 million (all unrealized amounts are reported net of their tax impact). The shift from an unrealized gain to loss resulted in the recording of a deferred tax asset, causing much of the increase in other assets from December 31, 1998. The change in unrealized amounts reflects the significant increase in interest rates from December 31, 1998 and widening of spreads on non-treasury instruments.

         Dividends declared increased by $3.95 per share from $2.15 per share in 1998 to $6.10 in 1999 due to the declaration of two special dividends by Pinnacle's Board of Directors in the fourth quarter of 1999. These two dividends, totaling approximately $3.0 million, were declared and paid in recognition of the Bank's earnings history and strong capital position. Approximately $1.5 million of the special dividend was paid in December 1999, with the remainder paid in January 2000. The declared but unpaid dividend is reflected in the balance sheet at December 31, 1999 as a liability, with the amount reduced from retained earnings.

         Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.3% in 1999.

         Pinnacle's financial statements include a disclosure of the fair value of financial instruments. The fair value and carrying amounts of Pinnacle's financial assets at December 31, 1999 amounted to $273.2 million and $273.1 million, respectively, compared to the fair value and carrying amounts of liabilities of $223.5 million and $234.6 million, respectively. Comparable values of assets at December 31, 1998 were $265.9 million and $265.2 million, respectively, while comparable liability values at December 31, 1998 were $216.4 million and $224.5 million. The details of the fair value estimates and assumptions can be found in Note 17 of the financial statements.

         The bank is a defendant in a lawsuit that alleges unlawful conversion of assets and seeks damages of $270,000 plus interest, attorneys fees, and punitive damages. The outcome of the litigation is uncertain but management believe, based upon the advice of legal counsel, that any ultimate loss will be immaterial to the financial statements. Legal expenses of the lawsuit are being expensed as incurred.

         Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on Pinnacle's liquidity, capital resources, or results of operations. Pinnacle is not aware of any current recommendations by the regulatory authorities that, if implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonable expects will materially impact future operational trends.

Results Of Operations
---------------------


         Pinnacle's operational results primarily depend on the earnings of the Bank. The earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

         Interest income on interest bearing assets decreased by $107,000 as a decline in average yields from 8.3% to 8.2% offset an increase in average earning assets in 1999. The slight decline in yield reflects a general decline in interest rates during much of the period, a higher proportion of total assets being investment securities, and increasing competition for loans, resulting in the need to price more competitively. Interest expense declined by $450,000 from 1998 even though average deposits increased by approximately $4.0 million. The decrease in interest expense resulted from more non-interest bearing deposits and lower interest rates paid on all deposit accounts. Consequently, net interest income in the year ended December 31, 1999 increased by $342,000 or 2.7% as compared to 1998. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have remained stable from the prior year. The analysis of interest rates and the interest differential in the selected statistical information, included elsewhere in this report, illustrates the trends occurring in interest rates during 1999.

         The provision for loan losses is the charge to operating expenses that management believes is necessary to fund the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $300,000 in 1999 and $225,000 for possible loan losses in 1999 and 1998, respectively.

         Pinnacle's other income decreased by $131,000 to $2.3 million in 1999. The decline is associated with a decrease of approximately $150,000 in fees related to the origination of mortgage loans. Other fee income and service charges were stable in 1999. Operating expenses decreased $158,000 as declines in various expenses areas offset increased branch occupancy expenses related to branches open in late 1998. The largest expense decline was in professional expenses as they declined by approximately $120,000.

         Pinnacle's income tax expense increased $147,000 in 1999 over 1998 as the effective income tax rate increased to 31.1% in 1999 from 30.3% in 1998 and taxable income increased. The increased effective tax rate primarily resulted from decreased tax-exempt interest income.

         Net income for the year ended December 31, 1999 was $5.1 million and represents returns of 12.3% on average shareholders' equity and 1.9% on average assets. Comparable amounts during 1998 were $4.9 million, 12.6% and 1.9%, respectively. As indicated above, net income increased primarily due to increased net interest income offsetting a slight increase in operating expenses while the operating ratios reflect the increased earnings compared to a slightly larger asset and equity base.

The following tables present Pinnacle's regulatory capital position at December 31, 1999:

                          (Rounded to nearest thousand)


Total Risk Adjusted Assets                                      $176,336
                                                                 =======

Risk Based Capital Ratios:

TIER 1 CAPITAL
         Common stock                                           $  7,680           4.36%
         Surplus                                                   7,280           4.13%
         Retained earnings                                        25,060          14.21%
                                                                  ------          -----

         Total Tier 1 capital                                     40,020          22.70%
         Tier 1 minimum requirement                                7,053           4.00%
                                                                  ------          -----

         Excess (shortfall)                                     $ 32,967          18.70%
                                                                 =======          =====

TOTAL CAPITAL
         Tier 1 from above                                      $ 40,020          22.70%
         Allowance from loan losses, limited to 1.25%
            of risk weighted assets                                2,114           1.20%
                                                                  ------          -----

         Total Tier 2 capital                                     42,134          23.89%
         Tier 2 minimum requirement                               14,107           8.00%
                                                                  ------          -----

         Excess (shortfall)                                     $ 28,027          15.89%
                                                                 =======          =====

LEVERAGE RATIO
         Tier 1 capital                                         $ 40,020          14.59%
         Minimum requirement                                      10,786           4.00%
                                                                  ------          -----

         Excess (shortfall)                                     $ 29,234          10.59%
                                                                 =======          =====

Average total assets, net of goodwill                           $269,640
                                                                 =======

Selected Statistical Information

   The following section presents consolidated statistical information for Pinnacle, which supplements the financial data discussed elsewhere herein.

Index to Selected Statistical Information

          Table 1            Average Balance Sheets and Net Interest Earnings
          Table 2                                        Volume-Rate Analysis
          Table 3                                        Investment Portfolio
          Table 4                                              Loan Portfolio
          Table 5                                   Allowance for Loan Losses
          Table 6                                                    Deposits
          Table 7                                             Selected Ratios
          Table 8                       Analysis of Interest Rate Sensitivity

Table 1
Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets and Net Interest Earnings

                                           _____________ 1999 _____________              _________________ 1998 ____________________

                                                            Interest                                      Interest
                                              Average         Income/     Yield/              Average       Income/       Yield/
                                             Balances         Expense      Rate              Balances       Expense        Rate
                                           ------------     ----------    ------           -----------    ----------      -----
Assets:
Interest-earning assets:
  Loans (including loan fees)              $145,141,797    $14,527,573    10.01%          $142,418,653   $14,850,838      10.43%


  Investment securities:
    Taxable                                  80,885,666      4,905,061     6.06%            74,335,476     4,602,324       6.19%
    Nontaxable (a)                           17,161,110      1,354,012     7.89%            14,771,090     1,202,689       8.14%
  Federal funds sold                          4,591,789        242,797     5.29%             7,501,804       385,785       5.14%
                                          -------------    -----------     -----          ------------   -----------       -----


    Total interest-earning assets           247,780,362     21,029,443     8.49%           239,027,023    21,041,636       8.80%

Noninterest earning assets:
  Cash and due from bank                      8,750,038                                      7,781,657
  Premises & equipment                        8,399,884                                      7,838,467
  Other assets                                4,710,160                                      4,743,047
                                           ------------                                  -------------

  Total assets                             $269,640,444                                   $259,390,194
                                           ============                                   ============

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits         $51,450,881      1,277,067     2.48%           $47,241,779     1,226,874       2.60%
   Savings deposits                          18,385,791        485,745     2.64%            17,501,057       528,857       3.02%
   Time deposits                            110,188,748      5,637,386     5.12%           112,620,899     6,171,025       5.48%
   Borrowings                                 1,330,767         77,179     5.80%                11,178           657       5.88%
                                         --------------      ---------     -----         -------------      --------       -----

    Total interest bearing liabilities      181,356,187      7,477,377     4.12%           177,374,913     7,927,413       4.47%

Noninterest bearing liabilities:
  Noninterest bearing demand                 43,410,734                                     39,613,496
  Other liabilities                           3,733,700                                      3,396,896
                                           ------------                                   ------------

                                            228,500,621                                    220,385,305
   Shareholders' equity                      41,139,823                                     39,004,889
                                          -------------                                   ------------

    Total liabilities and shareholders'
     equity                                $269,640,444                                   $259,390,194
                                           ============                                   ============

Excess of interest-earning assets over
 interest bearing liabilities               $66,424,175                                    $61,652,110
Ratio of interest-earning assets to
 interest-bearing liabilities                   136.63%                                        134.76%
Net interest income                                        $13,552,066                                   $13,114,223
                                                           ===========                                   ===========
Net interest spread                                                                 4.37%                                  4.33%
Net interest yield on interest earning assets                                       5.47%                                  5.49%

Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are not material and are included in the yield calculation for loans in all periods reported.
(a) Tax exempt income is calculated on a tax equivalent basis using a 34% tax rate.

Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets and Net Interest Earnings


                                                    ______________   1997   ______________

                                                                     Interest
                                                       Average         Income/     Yield/
                                                      Balances         Expense      Rate
                                                      --------         -------      ----
Assets:
Interest-earning assets:
  Loans (including loan fees)                       $135,338,705    $14,536,043    10.74%
  Investment securities:
    Taxable                                           70,188,579      4,436,518     6.32%
    Nontaxable (a)                                    14,862,542      1,288,067     8.67%
  Federal funds sold                                   3,374,104        184,154     5.46%
                                                      ----------   ------------     ----

    Total interest-earning assets                    223,763,930     20,444,782     9.14%
Noninterest earning assets:
  Cash and due from banks                              7,450,484
  Premises & equipment                                 6,562,675
  Other assets                                         4,507,345
                                                      ----------

    Total assets                                    $242,284,434
                                                     ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits                  $43,971,090      1,148,097     2.61%
   Savings deposits                                   16,864,104        515,858     3.06%
   Time deposits                                     109,036,301      5,930,099     5.44%
   Borrowings                                            215,501         11,184     5.19%
                                                   -------------    -----------     -----

    Total interest bearing liabilities               170,086,996      7,605,238     4.47%

Noninterest bearing liabilities:
  Noninterest bearing demand                          34,808,902
  Other liabilities                                    2,605,010
                                                     -----------
                                                     207,500,908
Shareholders' equity                                  34,783,526
                                                     -----------

    Total liabilities and shareholders'
     equity                                         $242,284,434
                                                     ===========

Excess of interest-earning assets over
 interest bearing liabilities                        $53,676,934

Ratio of interest-earning assets to
 interest-bearing liabilities                            131.56%

Net interest income                                                 $12,839,544
                                                                    ===========

Net interest spread                                                                 4.67%
Net interest yield on interest earning assets                                       5.74%


Table 2
Pinnacle Financial Corporation and Subsidiaries
Volume/Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1999 over 1998 and 1998 over 1997.

                                                      1999 over 1998                                1998 over 1997
                                                      --------------                                --------------

                                         Increase (decrease) due to changes in:          Increase (decrease) due to changes in:
                                         --------------------------------------          --------------------------------------


Interest income on:
                                            Volume         Rate         Total              Volume        Rate          Total
                                           -------      ---------     ---------            -------     ---------      ---------
  Loans (including loan fees)            $ 284,024     $( 607,289)    $(323,265)        $  818,482    $( 503,687)      $314,795

  Investment securities:
    Taxable                                399,373      (  96,636)      302,737            269,504     ( 103,698)       165,806
    Non-taxable (a)                        188,251      (  36,928)      151,323          (   7,651)    (  77,727)      ( 85,378)
  Federal funds sold                      (154,241)        11,253      (142,988)           238,967     (  37,336)       201,631
                                          --------      ---------      --------          ---------     ---------        -------
      Total interest earning assets      $ 717,407     $( 729,600)   $ ( 12,193)        $1,319,302    $( 722,448)      $596,854
                                          ========      =========      =========         =========     =========        =======

Interest expense on:

  Deposits:
    Interest-bearing demand              $  106,883    $(  56,690)    $  50,193         $   87,675    $(   8,898)      $  78,777
    Savings                                  26,719     (  69,831)     ( 43,112)            19,879         6,880)         12,999
    Time                                   (133,282)                    400,357)         ( 533,639)      196,889          44,037
            240,926
    Borrowings                               76,531     (       9)       76,522          (  12,244)        1,717        ( 10,527)
                                           ---------    ---------      --------          ---------      --------        --------
 Total interest-bearing liabilities      $    76,851   $( 526,887)    $(450,036)        $  292,199     $  29,976       $ 322,175
                                           =========    =========      ========          =========      ========        ========




Rate/volume variances were allocated on a weighted average basis between volume and rate.


(a) Tax exempt income is calculated on a tax equivalent basis.

Table 3
Pinnacle Financial Corporation and Subsidiary
Investment Portfolio


The following table presents the amortized cost and market value of investments by category at December 31, 1999, 1998, and 1997:


                                                1999                             1998                            1997
                                                ----                             ----                            ----

                                    Amortized                        Amortized                        Amortized
                                    ---------                        ---------                        ---------
                                      Cost            Market           Cost            Market           Cost             Market
                                      ----            ------           ----            ------           ----             ------

U.S. Treasury and
  U.S. Gov't Agencies              $75,792,343     $73,592,108      $74,446,250     $75,410,866      $66,422,877      $66,834,518
State, county and municipal         19,571,315      19,296,812       15,736,579      16,391,370       15,086,787       15,727,218
Other investments                    2,252,136       2,211,800          982,069       1,005,050          134,400          134,400
                                    ----------      ----------       ----------      ----------       ----------       ----------
       Totals                      $97,615,794     $95,100,720      $91,164,898     $92,807,286      $81,644,064      $82,696,136
                                    ==========      ==========       ==========      ==========       ==========       ==========



The following table presents the maturities of investment securities using market values and the weighted average yields for each range of maturities presented. The weighted average yields reflect taxable equivalent adjustments using a tax rate of 34% on nontaxable securities.


                                           U.S. Treasury and       State, County        Other          Weighted
Maturities at December 31, 1999           U.S. Gov't Agencies      and Municipal     Investments    Average Yields
-------------------------------           -------------------      -------------     -----------    --------------
Within 1 year                                    $  2,003,737        $ 3,163,176      $        0             8.09%
After 1 through 5 years                            66,401,075          7,480,333         490,950             6.08%
After 5 through 10 years                            5,187,296          4,808,741         497,550             6.61%
After 10 years                                              0          3,844,562       1,223,300             7.19%
                                                   ----------         ----------      ----------             ----
Totals                                            $73,592,108        $19,296,812      $2,211,800             6.33%
                                                   ==========         ==========      ==========             ====

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio

The following table presents loans by type at the end of each of the last five years.

                                              1999               1998             1997              1996             1995
                                              ----               ----             ----              ----             ----
Commercial, financial
  and agricultural                       $ 19,369,499       $ 22,383,379      $ 23,267,802     $ 18,406,805     $ 17,273,462
Real estate - construction                  6,602,735          5,017,757         5,780,973        2,975,741        1,495,269
Real estate - mortgage                    103,411,277         88,232,782        87,272,975       88,013,785       80,136,557
Installment loans to individuals           27,000,807         28,461,144        28,004,470       23,838,085       22,560,447
                                          -----------         ----------        ----------      -----------       ----------

    Totals                               $156,384,318       $144,095,062      $144,326,220     $133,234,416     $121,465,735
                                          ===========        ===========       ===========      ===========      ===========

As of December 31, 1999, maturities of loans in the indicated classifications were as follows:

                                           Commercial,
                                         Financial and                Real Estate
  Maturity                                Agricultural               Construction                  Total
  --------                                ------------               ------------                  -----

Within 1 year                              $ 7,194,922                 $6,284,908               $13,479,830
1 to 5 years                                10,066,531                    317,827                10,384,358
After 5 years                                2,108,046                          0                 2,108,046
                                            ----------                  ---------                ----------
Totals                                     $19,369,499                 $6,602,735               $25,972,234
                                            ==========                  =========                ==========

As of December 31, 1999, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows:

                                                    Fixed                    Variable
                                               Interest Rates             Interest Rates              Total
                                               --------------             --------------              -----
Commercial, financial and
  agricultural:
    1 to 5 years maturity                          $9,250,915                $   815,616          $10,066,531
    After 5 years maturity                            161,037                  1,947,009            2,108,046
                                                     --------                  ---------           ----------
                                                    9,411,952                  2,762,625           12,174,577
                                                    ---------                  ---------           ----------
Real estate-construction:
    1 to 5 years maturity                             317,827                      --                 317,827
    After 5 years maturity                             --                          --                      --
                                                    ---------                  ---------           ----------
                                                      317,827                      --                 317,827
                                                    ---------                  ---------           ----------

                                                   $9,729,779                 $2,762,625          $12,492,404
                                                    =========                  =========           ==========

Pinnacle's commercial, financial and agricultural loans and installment loans to individuals include secured and unsecured loans as detailed below:

                                                         1999                     1998                1997
                                                         ----                     ----                ----
Commercial, financial and agricultural
    Secured                                        $16,680,933                $18,694,505         $19,626,449
    Unsecured                                        2,688,566                  3,688,874           3,641,353
                                                    ----------                 ----------          ----------

                                                   $19,369,499                $22,383,379         $23,267,802
                                                    ==========                 ==========          ==========


Installment loans to individuals
    Secured                                        $21,360,405                $22,646,210         $25,965,091
    Unsecured                                        5,640,402                  5,814,934           2,039,379
                                                    ----------                 ----------          ----------

                                                   $27,000,807                $28,461,144         $28,004,470
                                                    ==========                 ==========          ==========

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio - (continued)


The collateral for these various types of secured loans generally includes vehicles, commercial and farm machinery and equipment, and stock.

Pinnacle's real estate - mortgage loans and consumer loans are primarily fixed rate loans.

                                                1999               1998                1997
                                                ----               ----                ----
Real estate - mortgage:
    Fixed                                  $ 74,578,960        $60,166,600        $56,110,206
    Variable                                 28,832,317         28,066,182         31,162,769
                                             ----------         ----------         ----------
                                           $103,411,277        $88,232,782        $87,272,975
                                            ===========         ==========         ==========

Installment loans to individuals:
    Fixed                                   $26,381,583        $26,048,737        $26,903,297
    Variable                                    619,224          2,412,407          1,101,173
                                             ----------         ----------         ----------

                                            $27,000,807        $28,461,144        $28,004,470
                                             ==========         ==========         ==========




The following summarizes past due, non-accrual and restructured loans as of December 31, 1999, 1998, 1997, 1996, and 1995:


                                                 1999               1998             1997             1996               1995
                                                 ----               ----             ----             ----               ----

Accruing loans 90 days or more past due       $237,571           $233,337        $ 934,134        $2,669,721          $339,655
Non-accrual loans                               48,641            139,087          102,185           234,594           282,434
Restructured loans                             188,835            196,262          251,356           228,375            77,663


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

Table 5
Pinnacle Financial Corporation and Subsidiary
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:


                                                        1999             1998              1997             1996              1995
                                                        ----             ----              ----             ----              ----

Balance at beginning of year                       $2,070,005         $2,038,015        $1,842,152       $1,828,722       $1,774,567
                                                    ---------          ---------         ---------        ---------        ---------

Charge-offs:

  Commercial, financial and agricultural              351,864            193,748           109,846          309,746          191,904
  Real estate-construction                               --                  --                --                --             --
  Real estate-mortgage                                 55,049             80,992               --                --           83,115
  Installment loans to individuals                     18,421             57,762            79,377          136,747           62,297
                                                    ---------          ---------         ---------        ---------        ---------

                                                      425,334            333,502           189,223          446,493          337,316
                                                    ---------          ---------         ---------        ---------        ---------

Recoveries:

  Commercial, financial and agricultural               38,969             28,895            80,388           17,846           34,682
  Real estate-construction                                --                  --              --               --               --
  Real estate-mortgage                                110,335             92,380            52,801           10,780            2,390
  Installment loans to individuals                     19,760             18,217            17,897           21,997           24,399
                                                    ---------          ---------         ---------        ---------        ---------

                                                      169,064            139,492           151,086           50,623           61,471
                                                    ---------          ---------         ---------        ---------        ---------

  Net charge-offs                                     256,270            193,010            38,137          395,870          275,845
                                                    ---------          ---------         ---------        ---------        ---------

  Additions charged to operations                     300,000            225,000           234,000          409,300          330,000
                                                    ---------          ---------         ---------        ---------        ---------

  Balance at end of year                           $2,113,735         $2,070,005        $2,038,015       $1,842,152       $1,828,722
                                                    =========          =========        ==========        =========        =========


Ratio of net charge-offs during the period to
  average loans outstanding during the period            .18%               .14%              .03%             .32%             .25%
                                                         ====               ====              ====             ===              ===


The objective of management in establishing an allowance for loan losses is to maintain a balance in the allowance which reflects an estimate of potential loan losses and create an allowance adequate to absorb losses inherent in the portfolio. The allowance for loan losses is evaluated by management on a quarterly basis based upon the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and prevailing economic conditions. Based on this review, the provision necessary to maintain this allowance is recorded.

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

Real estate - mortgage                     Changes   in   local   economy    and
                                           inadequate collateral.

Installment                                loans   to    individuals   Loss   of
                                           employment, changes in local economy,
                                           and   the    inability   to   monitor
                                           collateral   (vehicle, boats,  mobile
                                           homes).


Allocation of the Allowance for Loan Losses:

                                                  1999             1998              1997             1996             1995
                                                  ----             ----              ----             ----             ----

Domestic:
 Commercial, financial and agricultural       $  563,252        $  612,820        $  483,911       $  363,000       $  246,000
 Real Estate-construction                         51,000            36,000                 0                0                0
 Real Estate-mortgage                             84,300            99,300           241,777          155,000          141,500
 Installment loans to individuals                 82,852           122,500            92,706           18,000           17,000
Unallocated                                    1,332,331         1,199,385         1,219,621        1,306,152        1,424,222
                                               ---------         ---------         ---------        ---------        ---------
                                              $2,113,735        $2,070,005        $2,038,015       $1,842,152       $1,828,722
                                               =========         =========         =========        =========        =========

Table 6
Pinnacle Financial Corporation and Subsidiary
Deposits


The following table presents average balances of deposits and the average rates paid on such deposits for 1999, 1998, and 1997.


                                            1999                           1998                           1997
                               -----------------------------  ----------------------------  -------------------------------

                                    Amount           Rate           Amount          Rate          Amount            Rate
                                    ------           ----           ------          ----          ------            ----
Demand deposits:
  Noninterest bearing          $ 43,410,734             --     $ 39,613,496           --      $ 34,808,902             --
  Interest-bearing               51,450,881          2.48%       47,241,779        2.60%        43,971,090          2.61%
Savings deposits                 18,385,791          2.64%       17,501,057        3.02%        16,864,104          3.06%
Time deposits                   110,188,748          5.12%      112,620,899        5.48%       109,036,301          5.44%
                                -----------                     -----------                    -----------

    Totals                     $223,436,154                    $216,977,231                   $204,680,397
                                ===========                     ===========                    ===========



Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1999 are summarized as follows:

                                                Time Certificates
                                                   of Deposit

Within 3 month                                     $ 6,514,417
After 3 through 6 months                             6,725,326
After 6 through 12 months                           10,279,434
After 12 months                                      2,357,316
                                                    ----------

     Total                                         $25,876,493
                                                   ===========



Table 7
Selected Ratios

The following table sets out certain ratios of Pinnacle for the years indicated.

                                             1999         1998        1997
                                             ----         ----        ----

Net income to:
  Average shareholders' equity              12.34%       12.64%      14.54%
  Average assets                             1.88%        1.91%       2.08%
Dividends to net income                     92.30%       33.50%      29.60%
Average equity to average assets            15.26%       15.04%      14.35%

Table 8
Pinnacle Financial Corporation and Subsidiary
Analysis of Interest Rate Sensitivity


The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 1999 with no prepayment assumptions. Also included are the related periodic and cumulative gaps for each period.

                                                                                     One Year
                                                  0-3                 4-12            Through           Over
                                                 Months              Months         Five Years       Five Years          Total
                                                 ------              ------         ----------       ----------          -----
Earning assets:
--------------

Federal funds sold                           $    430,000       $          0      $          0     $          0     $    430,000
Taxable investment securities                     199,866          2,211,065        67,419,358        7,434,695       77,264,984
Nontaxable investment securities                1,107,654          1,648,328         6,953,000        8,126,754       17,835,736
Loans                                          53,884,386         16,462,404        78,270,507        5,653,286      154,270,583
                                               ----------         ----------       -----------      -----------      -----------

Total earning assets                         $ 55,621,906       $ 20,321,797      $152,642,865     $21,214,735      $249,801,303


Interest bearing liabilities:
----------------------------

Time deposits                                $ 26,234,353       $ 63,509,458      $ 17,434,663     $      2,284     $107,180,758
Other interest bearing deposits                69,445,774                  0                 0                0       69,445,774
Borrowings                                      7,500,000                  0         3,000,000                0       10,500,000
                                              -----------         ----------       -----------     ------------      -----------
Total interest bearing liabilities           $103,180,127       $ 63,509,458      $ 20,434,663     $      2,284     $187,126,532

Gap summary
Periodic net earning assets                  ($47,558,221)      ($43,187,661)     $132,208,202     $ 21,212,451     $ 62,674,771

Cumulative net earnings assets               ($47,558,221)      ($90,745,882)      $41,462,320     $ 62,674,771     $ 62,674,771

Cumulative ratio of earning assets
  to interest bearing liabilities                   53.91%             45.60%           122.16%          135.94%          133.49%


The rate sensitivity analysis table is designed to demonstrate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing of Pinnacle's assets and liabilities for the period shown. A ratio of greater than 100% of earning assets to interest bearing liabilities (more interest earning assets repricing in a given period than interest bearing liabilities) indicates that an increase in interest rates would generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income. Conversely, a ratio less than 100% of earning assets to interest bearing liabilities (less interest earning assets repricing in a given period than interest bearing liabilities) indicates that a decrease in interest rates would generally result in an increase in net income and an increase in interest rates would result in a decrease in net income. However, shifts in the structure of interest sensitive assets and liabilities are made by management in response to interest rate movements. These changes are made by sale of investment securities with varying maturity ranges and/or by varying the rates charged on loans and the rates paid on deposits.

Item 7.  FINANCIAL STATEMENTS

         The  financial   statements  and the  independent auditor's  report are
included  in this  report  beginning  at page F-1 of this Form 10-KSB.



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

                                    PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS

         The directors and executive officers of Pinnacle, their respective ages, positions with Pinnacle, principal occupations and the Pinnacle common stock owned beneficially by them as of January 31, 2000 are as follows. None of Pinnacle's directors have directorships in other publicly owned companies. Percentages of shares beneficially owned are based on 768,000 shares outstanding on March 15, 2000.

                                                                                             Number of
                                                                                            Shares Owned                  (Percent
      Name                           Age          Position with Pinnacle                    Beneficially                  of Class)
      ----                           ---          ----------------------                    -------------                 ---------
Maurice Bond                         65           Director                                          896                       *
Charles Bradshaw                     76           Director                                        1,600                       *
H. Thomas Brown                      48           Director                                          100                       *
Anderson Dilworth                    70           Director                                        4,720                       *
Linton W. Eberhardt                  60           Vice-Chairman & Director                          600<F1>                   *
Don C. Fortson                       50           Senior Vice-President & Director                  830                       *
Ret. Judge William F. Grant          69           Director                                        5,064                       *
Robert H. Hardy                      51           Director                                          224                       *
Calvin Hill                          67           Director                                        2,104                       *
Robert E. Lee, III                   48           Director                                          400                       *
J. Daniel McAvoy, M.D.               49           Director                                          612                       *
L. Jackson McConnell                 62           Chairman, Chief                               201,323<F2>                (26.2%)
                                                  Executive Officer & Director
L. Jackson McConnell, Jr.            33           Executive Vice-President                          200                       *
                                                  & Director
James E. Purcell                     59           President, Chief Credit Officer                 3,400                       *
                                                  & Director
Steven A. Williams                   46           Director                                        1,832                       *

All directors and executive
  officers as a group (15 persons)                                                                223,905                    (29.2%)
-----------------
*Less than one percent.

<F1>     Does not include 193,863 shares held by the JAM Family  Partnership II,
         L.P. pursuant to which Mr. Eberhardt's wife, Alice Eberhardt has sole voting and investment power and 300 shares held directly by Mrs. Eberhardt. Mr. Eberhardt disclaims beneficial ownership with respect to the shares to which Mrs. Eberhardt has voting power.

<F2>     Includes  197,950  shares  held by the JAM Family  Partnership  I, L.P.
         pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

         The following is a brief description of the business experience of the directors and executive officers of Pinnacle. Except as otherwise indicated, each director has been or was engaged in his present or last principal employment, in the same or a similar position, for more than five years. All "Bank" dates are based upon the date of association with either Elberton or Royston, the predecessors to Pinnacle Bank, N.A. Since 1998, all directors of the bank have also served as directors of Pinnacle.

         Mr. Bond is President and the owner of Bond Realty and has been a director of the Bank since 1975 and director of Pinnacle since March 1996.

         Mr. Bradshaw was the General Administrator of Advocate Press, a printing company, until his retirement in 1991. He has been the Chairman of the Board for Emmanuel College since 1979. Mr. Bradshaw has been a director the Bank since 1969 and has been a director of Pinnacle since March 1996.

         Mr. Brown is the CEO/President of Ty Cobb Healthcare System, Inc. in Royston. He has been a director of the Bank since 1991 and a director of Pinnacle since March 1996.

         Mr. Dilworth is owner of Dill's Food City, a chain of retail grocery stores. He has been a director of the Bank since 1981 and a director of Pinnacle since March 1998.

         Mr. Eberhardt has been a director of the Bank since 1972. He was the Chairman, President, and CEO of Royston from 1986 to 1997. He was elected President and a director of Pinnacle in March 1995 and has been Vice-Chairman of Pinnacle since March 1997.

         Mr. Fortson has been an officer of the Bank since 1975 and Senior Vice-President since March 1997. He has been a director of the Bank since 1992 and a director of Pinnacle since March 1998.

         Judge Grant is a retired Superior Court Judge and has been a director of the Bank since 1968. He has been a director of Pinnacle since March 1998.

         Mr. Hardy is an owner of J. C. Poole Company, Inc., a retail clothing and shoe store in Elberton. He has been a director of the Bank since 1991 and a director of Pinnacle since March 1997.

         Mr. Hill is owner of Hillcrest Granite Company, Inc. and has been a director of the Bank since 1977 and a director of Pinnacle since March 1998.

         Mr. Lee is co-owner of Elbert Insurance Agency and has been a director of the Bank since 1987 and a director of Pinnacle since March 1998.

         Dr. McAvoy is a physician in Elberton and has been a director of the Bank since 1986 and a director of Pinnacle since March 1998.

         Mr. L. Jackson McConnell has been Chairman and a director of Pinnacle since 1983 and Chairman and CEO of the Bank since 1990. Mr. McConnell was also President of the Bank from 1983 through March 1990. He has been a director of the Bank since 1963.

         Mr. Jackson McConnell, Jr. has been an officer of the Bank since 1994 and has been Executive Vice-President since March 1999. He has been a director of the Bank since 1994 and a director of Pinnacle since March 1998.

         Mr. Purcell has been President of the Bank since 1992 and was previously Executive Vice- President. He has been a Director of the Bank since 1977 and a director of Pinnacle since 1983. Mr. Williams is owner of Tri-State Distributors, Inc., a heating and air conditioning wholesale distributing business. He has been a director of the Bank since March 1997 and a director of Pinnacle since 1997.

         Mr. Eberhardt and Mr. L. Jackson McConnell are brothers-in-law and the two McConnells are father and son. There are no other family relationships among the directors of Pinnacle.


Item 10.  EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation paid to the chief executive officer and each executive officer of Pinnacle whose salary and bonus exceeded $100,000 for fiscal years ending December 31, 1999, 1998, and 1997 (the "Named Executive Officers").

                                              Summary Compensation Table

                                                  Annual Compensation
                                                  -------------------
  Name and Principal                                                                      All Other
      Position                              Year              Salary($)<F1>              Compensation
--------------------------------------------------------------------------------------------------------
L. Jackson McConnell                        1999              $188,177                  $28,667 <F3>
Chairman and Chief                          1998              $187,963                  $28,667 <F4>
Executive Officer                           1997              $192,848 (<F2>            $28,667 <F5>

James E. Purcell                            1999              $172,235                  $28,667 <F6>
President and Chief Credit                  1998              $164,014                  $28,032 <F7>
Officer                                     1997              $149,657                  $25,996 <F8>

Linton W. Eberhardt                         1999              $162,718                  $27,632 <F9>
Vice Chairman                               1998              $164,329                  $28,069 <F10>
                                            1997              $129,874                  $23,611 <F11>


<F1>     Includes directors fees.

<F2>     Includes salary and directors fees Mr. McConnell received in 1997 as an officer and director of Royston.

<F3>     Includes  $28,000 and $667  contributed by Pinnacle to Mr.  McConnell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F4>     Includes  $28,000 and $667  contributed by Pinnacle to Mr.  McConnell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F5>     Includes  $28,000 and $667  contributed by Pinnacle to Mr.  McConnell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F6>     Includes  $28,000 and $667  contributed  by  Pinnacle to Mr.  Purcell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F7>     Includes  $27,048 and $984  contributed  by  Pinnacle to Mr.  Purcell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F8>     Includes  $23,994 and $2,002  contributed by Pinnacle to Mr.  Purcell's account in Pinnacle's ESOP and 401-K Plan, respectively.

<F9>     Includes  $27,069 and $563  contributed by Pinnacle to Mr.  Eberhardt's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F10>    Includes  $27,104 and $965  contributed by Pinnacle to Mr.  Eberhardt's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

<F11>    Includes $21,408 and $2,203  contributed by Pinnacle to Mr. Eberhardt's account in Pinnacle's ESOP and 401-K Plan, respectively.

Director's Compensation
-----------------------

         Compensation is paid for service as directors of the Bank. No additional compensation is paid for service as a director of Pinnacle. During 1999 and the last nine months of 1998, directors received a monthly fee of $800. The directors received a fee of $750 per month during the first three months of 1998.

Salary Continuation Agreement
-----------------------------

         L. Jackson McConnell, Chairman and Chief Executive Officer and a Director of Pinnacle, James E. Purcell, President and Chief Credit Officer and a Director of Pinnacle, Linton W. Eberhardt, Vice-Chairman and a Director of Pinnacle, and Jackson McConnell, Jr., Executive-Vice President and a Director of Pinnacle, have entered into non-qualified salary continuation agreements (the "Salary Continuation Plans") with the bank which provides certain benefits upon their retirement and upon their death. Both the retirement and death benefits are determined at December 31st of each year based on the income performance of a single premium split dollar life insurance policy. Generally, the annual addition to their benefits is calculated based on the increase in the policy surrender value less a calculated charge for the use of the bank's money to fund the increase.

         The Salary Continuation Plans provides that, upon their retirement at age 65, the executive officers named above will receive annual retirement benefits for their lifetime. In addition, the plan provides a death benefit to their beneficiaries. If the executive officers should be discharged for cause, all benefits under the Salary Continuation Plan will be forfeited. If the executive officers are terminated after a change of control of Pinnacle (as defined in the Salary Continuation Plan), they will be entitled to receive the death benefits and the retirement benefits after reaching age 65 as if they had been continually employed by their respective banks until that time. The table below indicates the value of the death benefits and estimated retirement benefits, which are dependent upon the income performance of the life insurance policy, as of December 31, 1999 and 1998.

                                            Estimated                             Estimated
                                              Death              Annual             Death              Annual
                                             Benefit           Retirement          Benefit           Retirement
                              Date of         Value             Benefits             Value            Benefits
ExecutiveOfficer             Agreement      12/31/99           12/31/99            12/31/98           12/31/98
-----------------            ---------      --------           --------            --------           --------

L. Jackson McConnell         10-24-95       $582,675           $28,949             $557,567           $30,947

James E. Purcell             12-16-94       $247,749           $25,834             $236,755           $21,748

Linton W. Eberhardt          11-10-94       $247,472           $18,299             $236,546           $20,212

Jackson McConnell, Jr.       03-19-99       $104,897           $61,496                  N/A               N/A


Employment Security Agreement
-----------------------------

         James E. Purcell entered into an employment security agreement with the bank on June 9, 1999 that provides, among other things, that the bank will continue to compensate Mr. Purcell at an annual rate of $125,000 from the time of his retirement from the bank until age 62. No funding under the agreement occurred in 1999. Mr. Purcell has announced his intention to retire and it is anticipated such retirement will occur in the second quarter of 2000.

         Pinnacle has never granted restricted stock, stock appreciation rights, or similar awards to any of its present or past executive officers.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Principal Holders of Stock

         The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Company Stock on March 15, 2000, the following information: (a) the owner's name and address, (b) the number of shares of Company Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of and have sole voting and investment powers over their shares.

                                                       Number of Shares
   Name and Address of                                      Owned
    Beneficial Owner                                  (Percent of Class)
    ----------------                                 ---------------------

L. Jackson McConnell                                201,123 <F1>  (26.2%)
884 Elbert Street
Elberton, Georgia 30635

JAM Family Partnership I, L.P.                      197,950       (25.8%)
884 Elbert Street
Elberton, Georgia  30635

Alice Eberhardt                                     194,163 <F2>  (25.3%)
390 Virginia Hills Road
Royston, Georgia 30624

JAM Family Partnership II, L.P.                     193,863       (25.2%)
390 Virginia Hills Road
Royston, Georgia  30624

[FN]
<F1>     Includes  197,950  shares  held by the JAM Family  Partnership  I, L.P.
         pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

<F1>     Includes  193,863  shares held by the JAM Family  Partnership  II, L.P.
         pursuant to which Mrs. Eberhardt has sole voting and investment power. Does not include 600 shares held by Mrs. Eberhardt's husband with respect to which he disclaims beneficial ownership.


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


       Exhibit No.               Document
       -----------               --------

          3.1           Articles of Incorporation of  Pinnacle, as amended. <F1>

          3.2           Bylaws of Pinnacle, as amended. <F1>

          4.1 See exhibit 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of Common Stock of Pinnacle.

         10.1           Flexible Premium Life Insurance Plan. <F1><F2>

         10.2           Indexed Executive Salary Continuation Plan. <F1><F2>

         10.3           Employment Security Agreement.

         21.0           Subsidiaries of Pinnacle Financial Corporation. <F3>

         24.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

         27.0          Financial Data Schedule. (for SEC use only)
------------------
[FN]
        <F1>  Incorporated by reference from Pinnacle's Form S-4, filed with the
Securities and Exchange Commission, dated August 16, 1993.
        <F2>  Management  Contract or Compensatory  Plan required to be filed as an exhibit.
        <F3>  Incorporated  by reference from  Pinnacle's Form 10-KSB filed with the Securities and Exchange Commission dated March 30, 1999.

         (b) Pinnacle did not file any reports on Form 8-K during the fourth quarter of 1999.

                              PINNACLE FINANCIAL CORPORATION
                                   AND SUBSIDIARY


                              INDEX OF FINANCIAL STATEMENTS

                                                                         Page
     INDEPENDENT AUDITOR'S REPORT  . . . . . . . . . . . . . . . . . . .  F-1

     FINANCIAL STATEMENTS

       Consolidated Balance Sheet dated as of
          December 31, 1999  . . . . . . . . . . . . . . . . . . . . . .  F-2
       Consolidated Statements of Income for the
          years ended December 31, 1999 and 1998 . . . . . . . . . . . .  F-3
       Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1999 and 1998 . . . . . . . .  F-4
       Consolidated Statements of Cash Flows for the
          years ended December 31, 1999 and 1998 . . . . . . . . . . . .  F-5
       Notes to consolidated financial statements  . . . . . . . . . . .  F-6 through F-22

                                January 14, 2000





To the Board of Directors and Shareholders
Pinnacle Financial Corporation and Subsidiaries
Elberton, Georgia  30635


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of Pinnacle Financial Corporation and Subsidiaries as of December 31, 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Financial Corporation and Subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



                                        /s/ Whittemore & Smith, LLP

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


ASSETS
------
  Cash and due from banks                                           $     9,418,050
  Federal funds sold                                                        430,000
                                                                    ---------------
        Total cash and cash equivalents                                   9,848,050

  Securities available for sale                                          95,100,720
  Loans, net of allowance for loan losses of $2,113,735                 154,270,583

  Premises and equipment                                                  8,145,809
  Accrued interest receivable                                             2,678,597
  Other assets                                                            3,033,386
                                                                    ---------------

       Total assets                                                 $   273,077,145
                                                                    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
  Deposits:
    Noninterest-bearing                                             $    41,717,909
    Interest-bearing                                                    176,626,532
                                                                    ---------------
       Total deposits                                                   218,344,441

  Federal Home Loan Bank Advances                                        10,500,000
  Declared dividends payable                                              1,497,600
  Accrued interest and other liabilities                                  4,274,302
                                                                    ---------------

       Total liabilities                                                234,616,343
                                                                    ---------------

SHAREHOLDERS' EQUITY
--------------------
  Common stock, $10 par value; 5,000,000 shares
    authorized, 768,000 shares issued and outstanding                     7,680,000
  Capital surplus                                                         7,280,000
  Retained earnings                                                      25,060,148
  Accumulated other comprehensive income (loss)                     (     1,559,346)
                                                                    ---------------

       Total shareholders' equity                                        38,460,802
                                                                    ---------------

       Total liabilities and shareholders' equity                   $   273,077,145
                                                                    ===============


The accompanying notes are an integral part of these financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999                    1998
                                                                 ----                    ----
Interest Income
   Loans, including fees                                    $  14,527,573          $  14,850,838
   Securities available for sale                                5,799,190              5,440,598
   Federal funds sold and other                                   242,797                385,129
                                                            -------------          -------------

        Total interest income                                  20,569,560             20,676,565
                                                            -------------          -------------

Interest expense
   Deposits                                                     7,400,198              7,926,755
   Borrowings                                                      77,179                 -
                                                            -------------          -------------

        Total interest expense                                  7,477,377              7,926,755
                                                            -------------          -------------

Net interest income                                            13,092,183             12,749,810
   Provision for loan losses                                      300,000                225,000
                                                            -------------          -------------

        Net interest income after provision
          for loan losses                                      12,792,183             12,524,810
                                                            -------------          -------------

Other income
  Service charges on deposit accounts                           1,319,731              1,298,148
  Other service charges and fees                                  782,650                896,940
  Net realized gains on sales of securities
    available for sale                                             -                      28,254
  Other income                                                    194,303                204,445
                                                            -------------          -------------

        Total other income                                      2,296,684              2,427,787
                                                            -------------          -------------

Other expenses
   Salaries and employee benefits                               4,597,725              4,595,496
   Occupancy expense                                            1,204,433              1,109,520
   Net realized losses on sales of securities
     available for sale                                             4,089                 -
   Other expenses                                               1,918,101              2,177,292
                                                            -------------          -------------

        Total other expenses                                    7,724,348              7,882,308
                                                            -------------          -------------

Income before income taxes                                      7,364,519              7,070,289
Income tax expense                                              2,289,000              2,141,588
                                                            -------------          -------------

Net income                                                  $   5,075,519          $   4,928,701
                                                            =============          =============

Net income per share of common stock                                $6.61                  $6.42
                                                                    =====                  =====

Average shares outstanding                                        768,000                768,000
                                                                  =======                =======


The accompanying notes are an integral part of these consolidated financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                               Accumulated
                                                                                                  Other             Total
                                                     Common        Capital      Retained      Comprehensive     Shareholders'
                                                     Stock         Surplus      Earnings      Income (Loss)        Equity
                                                     -----         -------      --------      -------------        ------

Balance, December 31, 1997                        $ 7,680,000   $ 7,280,000   $ 21,391,928    $    694,367      $ 37,046,295
                                                                                                                 -----------

Comprehensive income:
  Net income for 1998                                                            4,928,701                         4,928,701

  Change in unrealized gain (loss) on
    securities available for sale,
    net of reclassification adjustments
    and tax effects                                                                                323,913           323,913
                                                                                                                 -----------

      Total comprehensive income                                                                                   5,252,614
                                                                                                                 -----------

Cash dividends declared - $2.15 per share                                       (1,651,200)                      ( 1,651,200)
                                                  -----------   -----------   ------------    ------------       -----------

Balance, December 31, 1998                          7,680,000     7,280,000     24,669,429       1,018,280        40,647,709
                                                                                                                 -----------

Comprehensive income:
  Net income for 1999                                                            5,075,519                         5,075,519

  Change in unrealized gain (loss) on
    securities available for sale,
    net of reclassification adjustments
    and tax effects                                                                            ( 2,577,626)      ( 2,577,626)
                                                                                                                 -----------

      Total comprehensive income                                                                                   2,497,893
                                                                                                                 -----------

Cash dividends declared - $6.10 per share                                      ( 4,684,800)                      ( 4,684,800)
                                                  -----------   -----------   ------------    ------------       -----------

Balance, December 31, 1999                        $ 7,680,000   $ 7,280,000   $ 25,060,148    $( 1,559,346)     $ 38,460,802
                                                  ===========   ===========   ============    =============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                  PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       1999            1998
                                                                       ----            ----
Cash flows from operating activities
  Net income                                                       $   5,075,519   $  4,928,701
                                                                   -------------   ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                      608,560        550,163
      Provision for loan losses                                          300,000        225,000
      (Gain) loss on sale of premises and equipment                       18,791   (      2,302)
      Deferred income taxes                                        (      17,968)  (     63,462)
      Net realized (gains) losses on securities
        available for sale                                                 4,089   (     28,254)
      Net change in:
          Accrued interest receivable and other assets             (   1,209,577)  (    227,729)
          Accrued expenses and other liabilities                         676,086      1,015,481
                                                                   -------------   ------------
      Total adjustments                                                  379,981      1,468,897
                                                                   -------------   ------------

  Net cash provided by operating activities                            5,455,500      6,397,598
                                                                   -------------   ------------


Cash flows from investing activities
  Purchase of securities available for sale                        (  36,366,849)  ( 38,864,848)
  Proceeds from sales of securities available
     for sale                                                          8,653,513      1,497,344
  Proceeds from maturities, prepayments and calls
     of securities available for sale                                 22,838,187     27,608,521
  Net change in loans                                              (  12,545,526)        38,148
  Proceeds from sale of premises and equipment                            24,161         33,185
  Purchases of premises and equipment                              (     160,533)  (  1,565,580)
                                                                   -------------   ------------

  Net cash used by investing activities                            (  17,557,047)  ( 11,253,230)
                                                                   -------------   ------------


Cash flows from financing activities
  Net change in deposits                                           (   2,597,117)     8,653,901
  Net change in federal funds purchased                                   -        (    360,000)
  Proceeds from borrowings                                            10,500,000         -
  Cash dividends paid                                              (   3,187,200)  (  1,651,200)
                                                                   -------------   ------------

  Net cash provided by financing activities                            4,715,683      6,642,701
                                                                 ---------------   ------------


Net change in cash and cash equivalents                            (   7,385,864)     1,787,069
Cash and cash equivalents at January 1                                17,233,914     15,446,845
                                                                   -------------   ------------

Cash and cash equivalents at December 31                           $   9,848,050   $ 17,233,914
                                                                   =============   ============


Interest paid on deposits and borrowings                           $   7,057,025   $  7,316,086
                                                                   =============   ============

Income taxes paid                                                  $   2,278,269   $  2,311,965
                                                                   =============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting practices of the company conform with generally accepted accounting principles and general practice within the banking industry. The following is a summary of the more significant policies:

         Nature of operations. Pinnacle Financial Corporation (the Company) is a
         --------------------
bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Pinnacle Bank, N.A. (the Bank). The bank provides a variety of financial services to individuals and corporate customers through its eight locations in Northeast Georgia. The bank's primary deposit products include non-interest and interest-bearing checking accounts, savings accounts, and certificates of deposit. The bank also offers various lending products with a substantial portion of the portfolio collateralized by real estate. The bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation.

         Basis of Consolidation.  The consolidated  financial statements include
         ----------------------
the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates. The preparation of financial statements in conformity
         ----------------
with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Significant Group  Concentrations of Credit Risk. Most of the company's
         ------------------------------------------------
activities are with customers located in the Northeast Georgia area. The company has significant concentrations, as defined by their regulators, in the granite and agricultural industries.

         Cash and cash  equivalents.  For the  purpose  of  presentation  in the
         --------------------------
consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days. The prior year cash flow statement has been changed to be comparable with this presentation.

         Securities available for sale. Securities available for sale consist of
         -----------------------------
all debt securities and certain equity securities not classified as trading securities nor as held to maturity securities. The company has classified all debt securities as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses, net of reclassification adjustments and tax effects, reported in accumulated other comprehensive income
(loss).

         Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Realized gains (losses) on the sale of securities available for sale are recorded on the trade date and are determined using the specific-identification method.

         The  company's   investment  policy  states  that  derivative  security
instruments will not be purchased. Therefore, the company does not own any derivative security instruments nor does it participate in any hedging activities.

         Loans.  The  bank  grants  agribusiness,  commercial,  residential  and
         -----
consumer loans to individuals and a variety of firms and corporations located primarily in counties of Northeast Georgia. Although the subsidiary bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market. Loans are stated at the amount of the unpaid principal balances reduced by the allowance for loan losses.

         Interest on loans is accrued and credited to income based on the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, there is a doubt concerning full collectibility of both principal and interest. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

         The effect of the capitalization of loan fees and loan origination costs has been computed by management and does not have a material impact upon these financial statements.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Allowance for loan losses. The allowance for loan losses is established
         -------------------------
as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the company's loans which have been identified as impaired have been measured by the fair value of existing collateral (generally real estate).

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the company does not separately identify individual consumer loans for impairment disclosures.

         Off-balance-sheet  financial  instruments.  In the  ordinary  course of
         -----------------------------------------
business, the company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under personal lines of credit, commercial lines of credit, credit card arrangements, and standby letters of credit. Such financial instruments are recorded when they are funded.

         Premises and  equipment.  Land is carried at cost.  Other  premises and
         -----------------------
equipment are recorded at cost less accumulated depreciation computed by the straight line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Foreclosed  real  estate.   Real  estate  properties  acquired  through
         ------------------------
foreclosure are initially recorded at the lower of the bank's carrying amount or fair value less cost to sell, establishing a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized. Subsequent to foreclosure, valuations are periodically performed by management and the assets are adjusted as needed to the lower of carrying amount or fair value less cost to sell. Income and expenses for foreclosed real estate, including adjustments to the carrying amount subsequent to foreclosure, are included in current earnings.

         Income taxes. Provisions for income taxes are based on taxes payable or
         ------------
refundable for the current year (after exclusion of nontaxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable income and pretax financial income. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Consolidated federal and state income tax returns are filed for the holding company and subsidiary and the actual tax liability or benefit is allocated to each member of the group for the taxable year as would be determined on a separate return basis in accordance with the executed tax allocation agreement between the company and its subsidiary. Any carryovers and carrybacks of tax attributes from separate return years are given full effect in determining separate company tax liability or benefit if such items are availed of in reducing the consolidated tax liability of the affiliated group.

         Net  income per share of common  stock.  Net income per share of common
         --------------------------------------
stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

         Comprehensive  income.  The company  adopted  FAS No.  130,  "Reporting
         ---------------------
Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of FAS No. 130 had no effect on the company's net income or shareholders' equity.

         The change in unrealized gain (loss) on securities available for sale and related tax effects are as follows:

                                                            Years Ended December 31
                                                             1999              1998
                                                             ----              ----
         Net unrealized gain (loss) on securities
           available for sale                            ($2,497,466)       $ 1,670,956
         Reclassification adjustment for gains
           (losses) realized in income                   (    17,608)       (    28,568)
                                                         -----------        -----------
         Net unrealized gains (losses)                   ( 2,515,074)         1,642,388
         Tax effects                                         955,728        (   624,108)
                                                         -----------        -----------

         Net-of-tax amount                               ($1,559,346)       $ 1,018,280
                                                         ===========        ===========

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 2 - RESTRICTION ON CASH AND DUE FROM BANKS

         The Federal Reserve Bank requires the company to maintain certain levels of cash on hand or on deposit with the Federal Reserve Bank. The required cash level at December 31, 1999 and 1998 was $3,803,000 and $2,740,000,
respectively. The company is also required to maintain a minimum deposit with the Federal Reserve for clearings. The required deposit was $25,000 at December 31, 1999 and 1998.


NOTE 3 - SECURITIES AVAILABLE FOR SALE

         The amortized cost and fair value of investment securities, with gross unrealized gains and losses, are summarized below:

                                                                       Gross               Gross
                                                   Amortized         Unrealized          Unrealized           Fair
                                                      Cost              Gains              Losses             Value
                                                      ----              -----              ------             -----
     December 31, 1999:
     U.S. Treasury                                $ 5,761,533        $   24,748         ($   17,422)       $ 5,768,859
     U.S. Government agencies                      52,206,081               --          ( 1,728,631)        50,477,450
     State and Municipals                          19,571,315           170,693         (   445,196)        19,296,812
     Mortgage-backed securities                    17,824,729             2,089         (   481,019)        17,345,799
     Other securities                               2,252,136               --          (    40,336)         2,211,800
                                                   ----------         ---------         -----------        -----------

                                                  $97,615,794        $  197,530         ($2,712,604)       $95,100,720
                                                   ==========         =========         ===========        ===========

     December 31, 1998:
     U.S. Treasury                                $13,733,050        $  387,125          $      --         $14,120,175
     U.S. Government agencies                      56,509,268           600,719         (    67,869)        57,042,118
     State and Municipals                          15,736,579           662,004         (     7,213)        16,391,370
     Mortgage-backed securities                     4,203,932            44,641              --              4,248,573
     Other securities                                 982,069            22,981              --              1,005,050
                                                   ----------         ---------         -----------        -----------

                                                  $91,164,898        $1,717,470         ($   75,082)       $92,807,286
                                                   ==========         =========         ===========        ===========

         Other securities include stock in the Federal Home Loan Bank and the Federal Reserve Bank. The total investments in these stocks at December 31, 1999 and 1998 was $1,223,300 and $448,800, respectively. The stocks are carried at cost, since they do not have a readily determinable fair value because their ownership is restricted and lacks a market. These stocks are classified as due after ten years for contractual maturities.

         The amortized cost and fair value of securities by contractual maturity at December 31, 1999 were as follows:
                                                     Amortized         Fair
                                                       Cost            Value
                                                       ----            -----

     Due in one year or less                        $ 5,148,297     $ 5,163,869
     Due after one year through five years           62,921,356      61,256,334
     Due after five years through ten years           6,757,438       6,560,160
     Due after ten years                              4,963,974       4,774,558
                                                     ----------      ----------

                                                     79,791,065      77,754,921
     Mortgage-backed securities                      17,824,729      17,345,799
                                                     ----------      ----------

                                                    $97,615,794     $95,100,720
                                                     ==========      ==========

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3 - SECURITIES AVAILABLE FOR SALE - (CONTINUED)

     Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

     Nontaxable and taxable interest income on securities available for sale were as follows:
                                                    1999              1998
                                                    ----              ----

          Nontaxable                            $  894,129         $  838,274
          Taxable                                4,905,061          4,602,324
                                                 ---------          ---------

                                                $5,799,190         $5,440,598
                                                 =========          =========


     For the years ended December 31, 1999 and 1998, proceeds from sales of securities amounted to $8,653,513 and $1,497,344, respectively. Gross realized gains amounted to $22,733 and $30,678, respectively. Gross realized losses amounted to $26,822 and $2,424, respectively.

     Securities available for sale, with a carrying value of approximately $27,770,981 and $28,098,934 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.


NOTE 4 - LOANS

     Components of loans at December 31, 1999 and 1998 were as follows:

                                                1999                  1998
                                                ----                  ----

     Commercial                             $ 19,369,499          $ 22,383,379
     Real estate construction                  6,602,735             5,017,757
     Commercial real estate                   61,718,106            48,711,718
     Residential real estate                  41,693,171            39,521,064
     Consumer                                 27,000,807            28,461,144
                                             -----------           -----------

         Total loans                         156,384,318           144,095,062
     Allowance for loan losses              (  2,113,735)         (  2,070,005)
                                             -----------           -----------

        Net loans                           $154,270,583          $142,025,057
                                             ===========           ===========


         The accrual of interest has been discontinued on loans amounting to $48,641 at December 31, 1999 and $139,087 at December 31, 1998. Unrecorded interest income on non-accrual loans was $9,267 and $11,851 for 1999 and 1998, respectively.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses follows:


                                                       Years Ended December 31
                                                     ---------------------------
                                                        1999            1998
                                                        ----            ----

         Balance at January 1                        $2,070,005      $2,038,015
                                                      ---------       ---------
            Loans charged off                        (  425,334)     (  332,502)
            Recoveries                                  169,064         139,492
                                                      ---------       ---------
               Net loans charged off                 (  256,270)     (  193,010)
           Provision for loan losses                    300,000         225,000
                                                      ---------       ---------

         Balance at December 31                      $2,113,735      $2,070,005
                                                      =========       =========


         Loans having carrying values of $650,741 and $1,718,154 in 1999 and 1998, respectively, have been recognized as impaired. The total allowance for loan losses related to those loans was $476,752 and $725,820 in 1999 and 1998, respectively. The average recorded investment in impaired loans during 1999 and 1998 was $1,107,352 and $1,076,924, respectively. Interest income on impaired loans of $98,230 and $70,062 was recognized for cash payments received in 1999 and 1998, respectively.


NOTE 6 - PREMISES AND EQUIPMENT

         Premises and equipment at December 31, 1999 and 1998 were as follows:

                                                        1999           1998
                                                        ----           ----

         Land                                      $ 1,302,199      $ 1,270,252
         Land improvements                             356,073          345,872
         Buildings and improvements                  5,891,761        5,900,142
         Furniture & fixtures                        4,438,857        4,727,564
                                                    ----------       ----------
             Total cost                             11,988,890       12,243,830
         Accumulated depreciation                  ( 3,843,081)     ( 3,607,042)
                                                    ----------       ----------

             Net premises and equipment            $ 8,145,809      $ 8,636,788
                                                    ==========       ==========

     Depreciation expense included in occupancy expense for 1999 and 1998 was $608,560 and $550,163, respectively.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 7 - OTHER ASSETS AND OTHER LIABILITIES

         The components of other assets and other liabilities were as follows:

                                                                 1999             1998
                                                                 ----             ----
         Other assets:
           Deferred income taxes                              $1,412,254       $   --
           Cash surrender value of life insurance              1,197,731        1,067,419
           Foreclosed real estate                                175,434          495,566
           Prepaid income tax                                     96,162           83,138
           Other                                                 151,805          185,204
                                                               ---------        ---------

                                                              $3,033,386       $1,831,327
                                                               =========        =========


         Accrued interest and other liabilities:
           Deferred income taxes                              $    --          $  185,550
           Accrued interest payable                            2,812,410        2,392,058
           Compensation and retirement deferral                  525,798          415,152
           Other                                                 936,094          605,456
                                                               ---------        ---------

                                                              $4,274,302       $3,598,216
                                                               =========        =========


NOTE 8 - DEPOSITS

         Deposits by maturity at December 31, 1999 were as follows:

                                                                                          Over
                                       0-3 Months       4-12 Months        1-5 Years     5 Years           Total
                                       ----------       -----------        ---------     -------           -----
Demand deposits, savings
   and NOW deposits                   $111,163,683          $   --           $    --       $ --         $111,163,683
 Time deposits under $100,000           19,719,936       46,504,698        15,077,347      2,284          81,304,265
Time deposits over $100,000              6,514,417       17,004,760         2,357,316        --           25,876,493
                                       -----------       ----------        ----------       ----         -----------

                                      $137,398,036      $63,509,458       $17,434,663     $2,284        $218,344,441
                                       ===========       ==========        ==========      =====         ===========


         The amount of demand deposits reclassified as loans was $111,090 and $245,114 at December 31, 1999 and 1998, respectively.


NOTE 9 - FEDERAL FUNDS PURCHASED

         Federal funds purchased generally mature within one to four days from the transaction date. The company had federal funds purchased for a minimum number of days during 1999 and 1998. Interest expense in the amount of $5,596 was incurred on these amounts in 1999 and is included with interest expense on borrowed funds. For 1998, the interest expense on these funds in the amount of $657 was netted with interest income on federal funds sold.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

         Federal Home Loan Bank (FHLB) advances at December 31, 1999 and 1998 were as follows:

                                                               1999              1998
                                                               ----              ----

         Federal Home Loan Bank Short-Term Advances        $ 7,500,000            $  --
         Federal Home Loan Bank Callable Advance             3,000,000               --
                                                            ----------             -----

                                                           $10,500,000            $  --
                                                            ==========             =====

         The FHLB advances are secured by the company's investment in FHLB stock, which totaled $774,500 at December 31, 1999 and also by a blanket floating lien on portions of the company's loan portfolio.

         The short-term advances require monthly interest payments and mature in 2000. Short-term advances of $5,500,000 accrue interest at a floating rate which reprices daily based on the Federal Funds rate and $2,000,000 accrue interest at a rate of 5.91%. The callable advance requires quarterly interest payments, matures in 2004, and accrues interest at a rate of 5.71%. The FHLB may demand payment on the callable advance beginning in September 2001.


NOTE 11 - OTHER EXPENSES

         The major components of other expenses were as follows:

                                                            1999              1998
                                                            ----              ----
         Professional fees                             $  271,550        $  442,560
         Stationary, supplies and printing expense        196,250           255,521
         Advertising and public relations expense         225,126           240,815
         Other expenses                                 1,225,175         1,238,396
                                                        ---------         ---------

                                                       $1,918,101        $2,177,292
                                                        =========         =========


NOTE 12 - EMPLOYEE BENEFIT PLANS

         401(K) Plan. The company maintains a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions to the plan are based on salary levels and are discretionary, but the maximum employer matching contribution may not exceed 6% of gross salaries in any year. The plan was amended during 1998 to provide an additional profit sharing contribution allocated to employees based on four employee classes. During 1999, the plan was amended to allow participants to borrow from the plan and to change the entry dates from semi-annually to quarterly. Employer contribution expense included in salaries and employee benefits for the plan was $200,486 in 1999 and $226,568 in 1998.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 12 - EMPLOYEE BENEFIT PLANS - (CONTINUED)

         Employee Stock Ownership Plan. An Employee Stock Ownership Plan (ESOP) was adopted by the bank in 1992. The ESOP is a non-contributory qualified stock bonus plan established to accumulate shares of Pinnacle Financial Corporation common stock in the ESOP trust for the benefit of all eligible employees. Contributions to the plan are made at the discretion of the Board of Directors. There were no contributions for the ESOP in 1999 or 1998. As of December 31, 1999, the ESOP had purchased no qualified employer securities.

         Executive Retirement Benefits. The bank subsidiary has a non-qualified executive salary continuation plan which will provide benefits to the Chairman and Vice-Chairman of the Board of Directors and selected executive officers upon retirement. This retirement benefit amount will be determined each year using a life insurance contract indexed as if purchased on the effective date of the plan. The bank is not required to fund the plan nor obligated to purchase such life insurance policies.


NOTE 13 - INCOME TAXES

         The provision for income taxes consisted of the following:

                                                          Years Ended December 31
                                                          -----------------------
                                                        1999                   1998
                                                        ----                   ----
         Current provision - federal                  $2,180,578             $2,123,747
         Current provision - state                       130,294                 81,303
         Deferred portion                             (   21,872)            (   63,462)
                                                       ---------              ---------

                                                      $2,289,000             $2,141,588
                                                       =========              =========


         The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 1999 and 1998, as indicated in the following analysis:

                                                                 1999          1998
                                                                 ----          ----

         Statutory federal rate                                  34.0%          34.0%
         Increase (decrease) resulting from:
            State taxes net of federal tax benefit                1.2%            .7%
            Tax-exempt income                                   ( 5.1%)        ( 4.4%)
            Interest and other nondeductible expenses             1.6%           1.1%
            Other, net                                          (  .6%)        ( 1.1%)
                                                                 -----          -----

                                                                  31.1%         30.3%
                                                                  =====         =====

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 13 - INCOME TAXES - (CONTINUED)

         The components of the deferred income tax asset (liability) included in other assets (liabilities) at December 31, 1999 and 1998 were as follows:

                                                       1999                 1998
                                                       ----                 ----
   DEFERRED TAX ASSETS:
         Net unrealized loss on securities
           available for sale                        $ 955,728           $    --
         Allowance for loan losses                     629,747              613,130
         Deferred directors' fees and interest         153,371              129,534
         Other, net                                     97,260               94,631
                                                     ---------             --------

                                                     1,836,106              837,295
                                                     ---------            ---------

   DEFERRED TAX LIABILITIES:
         Net unrealized gain on securities
            available for sale                           --                 624,108
         Depreciation                                  404,885              380,822
         Other, net                                     18,967               17,915
                                                     ---------            ---------

                                                       423,852            1,022,845
                                                     ---------            ---------

         Net deferred tax asset (liability)          $1,412,254          $( 185,550)
                                                      =========           =========

NOTE 14 - RELATED-PARTY TRANSACTIONS

         In the normal course of business, executive officers and directors of the company and its bank subsidiary, and certain business organizations and individuals associated with them, maintain a variety of relationships with the bank. Such related party transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Activity in related party loans follows:

                                                 Years Ended December 31
                                                 -----------------------
                                                 1999               1998
                                                 ----               ----

         Balance at January 1                 $3,834,451         $3,486,622
               New loans                       6,935,859          2,808,180
               Repayments                     (4,281,651)        (2,460,351)
                                               ---------          ---------

         Balance at December 31               $6,488,659          $3,834,451
                                               =========          =========

         The company has also approved lines of credit for directors and executive officers. These commitments to extend credit for related parties totaled $3,080,386 and $4,890,549 at December 31, 1999 and 1998, respectively.

         The company had deposits of approximately $3,376,190 and $3,452,488 for related parties at December 31, 1999 and 1998, respectively.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 15 - CONTINGENT LIABILITIES

         The company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.


NOTE 16 - OFF-BALANCE-SHEET ACTIVITIES

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

         The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for all off-balance sheet commitments is represented by the contractual amount of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         A summary of the company's financial instruments whose contract amounts represent credit risk at December 31, 1999 and 1998 were as follows:

                                                        1999                    1998
                                                        ----                    ----
         Commitments to extend credit               $ 2,546,260             $ 3,561,294
         Credit card arrangements                     2,862,217               2,354,855
         Undisbursed lines of credit                 17,836,666              17,137,046
         Standby letters of credit                    2,323,044                 571,700
         Commitment to issue letter of credit            --                   1,750,000
                                                     ----------             -----------

                                                    $25,568,187             $25,374,895
                                                    ==========               ==========


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future credit exposure or cash requirements. The amount of collateral obtained, if it is deemed necessary by the company, is based on management's credit evaluation of the customer.

         Standby letters of credit are conditional commitments issued by the company to guarantee the performance of a customer to a third party. Those letters of credit are issued to support both public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The company may hold collateral supporting these commitments if deemed necessary.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the company.

         The estimated fair values, and related carrying amounts, of the company's financial instruments were as follows ($ in thousands):

                                           December 31, 1999      December 31, 1998
                                         --------------------   --------------------
                                         Carrying      Fair     Carrying     Fair
                                          Amount       Value     Amount      Value
                                          ------       -----     ------      -----
Financial assets:
  Cash and cash equivalents               $  9,848   $  9,848   $ 17,234   $ 17,234
  Securities available for sale             95,101     95,101     92,807     92,807
  Loans, net                               154,270    154,414    142,025    142,755
  Accrued interest receivable &
     other assets                           13,858     13,858     13,121     13,121

Financial liabilities:
  Deposits                                $218,344   $207,249   $220,941   $212,840
  Borrowings                                10,500     10,458       --         --
  Accrued interest payable &
     other liabilities                       5,772      5,772      3,598      3,598

Off-balance-sheet instruments:
  Commitments, commercial lines
    of credit, and standby
    letters of credit                                $     47              $    151



         The following methods and assumptions were used by the company in estimating fair value disclosures for financial instruments:

         Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

         Securities available for sale - Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank Stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank and Federal Reserve Bank Stock approximates fair value based on redemption provisions.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

         Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         Deposit liabilities - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Borrowings - The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of the company's long-term borrowings are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

         Accrued interest - The carrying amounts of accrued interest approximate fair values.

         Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.


NOTE 18 - REGULATORY MATTERS AND DIVIDEND RESTRICTIONS

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

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 18 - REGULATORY MATTERS AND DIVIDEND RESTRICTIONS - (CONTINUED)

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and a leverage ratio of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are presented in the table below ($ in thousands):

                                                                                                        Minimum
                                                                                                      To Be Well
                                                                             Minimum               Capitalized Under
                                                                             Capital               Prompt Corrective
                                                    Actual                 Requirement             Action Provisions
                                                    ------                 -----------             -----------------
                                              Amount       Ratio         Amount      Ratio        Amount        Ratio
                                              ------       -----         ------      -----        ------        -----
AS OF DECEMBER 31, 1999:
 Total Capital to Risk
    Weighted Assets                          $42,134       23.89%        $14,107      8.0%        $17,634       10.0%
 Tier I Capital to Risk
    Weighted Assets                           40,020       22.70           7,053      4.0          10,580        6.0
 Tier I Capital to Average
    Assets                                    40,020       14.59          10,968      4.0          13,711        5.0

AS OF DECEMBER 31, 1998:
 Total Capital to Risk
    Weighted Assets                          $41,647       25.81%        $12,911      8.0%        $16,139       10.0%
 Tier I Capital to Risk
    Weighted Assets                           39,629       24.56           6,455      4.0           9,683        6.0
 Tier I Capital to Average
    Average Assets                            39,629       14.97          10,585      4.0          13,232        5.0


         Dividends paid by the bank subsidiary are the primary source of funds available to the company. Statutes and regulations impose restrictions on the amount of dividends that may be declared by the bank subsidiary without prior regulatory approval. At December 31, 1999, approximately $11,640,187 of retained earnings were available for dividend declaration without prior regulatory approval.

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 19  -  PINNACLE  FINANCIAL  CORPORATION  (PARENT  COMPANY  ONLY)  FINANCIAL
            INFORMATION

                                  Balance Sheet
                                December 31, 1999
                                -----------------


Assets
------
Cash in subsidiary bank                                       $    28,638
Securities available for sale                                     590,119
Investment in subsidiary                                       37,823,995
Premises and equipment                                              --
Other assets                                                       23,513
Due from subsidiary                                             1,499,890
                                                               ----------

                                                              $39,966,155
                                                              ===========

Liabilities and Shareholders' Equity
------------------------------------
Accrued expenses                                              $     7,753
Declared dividends payable                                      1,497,600
Common stock                                                    7,680,000
Capital surplus                                                 7,280,000
Retained earnings                                              25,060,148
Accumulated other comprehensive income (loss)                 ( 1,559,346)
                                                              -----------

                                                              $39,966,155
                                                              ===========

                              Statements of Income
                     Years ended December 31, 1999 and 1998
                     --------------------------------------

                                                                   1999               1998
                                                                   ----               ----
Income:
   Dividends from subsidiary                                   $5,037,400          $1,697,200
   Interest income - securities available for sale                 26,569              14,713
                                                               ----------           ---------
                                                                5,063,969           1,711,913
Expenses:
   Other expenses                                                 114,078             115,572
                                                               ----------           ---------

         Income before income taxes and equity in
         undistributed income of subsidiary                     4,949,891           1,596,341

Income tax benefit                                                 43,000              80,762
                                                                ---------           ---------

         Net income before equity in undistributed
         income of subsidiary                                   4,992,891           1,677,103

Equity in undistributed income of subsidiary                       82,628           3,251,598
                                                                ---------           ---------

         Net income                                            $5,075,519          $4,928,701
                                                                =========           =========

                 PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 19  -  PINNACLE  FINANCIAL  CORPORATION  (PARENT  COMPANY  ONLY)  FINANCIAL
            INFORMATION (CONTINUED)

                            Statements of Cash Flows
                     Years ended December 31, 1999 and 1998
                     --------------------------------------

                                                                      1999              1998
                                                                      ----              ----
Cash flows from operating activities
   Net income                                                     $ 5,075,519         $ 4,928,701
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                 12,703               1,901
         Deferred income taxes                                    (     3,769)                863
         Equity in undistributed income of
            subsidiary                                            (    82,628)        ( 3,251,598)
         Net change in:
              Other assets                                        (     3,080)        (       783)
              Increase in due from subsidiary                     ( 1,493,890)        (     6,000)
              Accrued expenses                                          7,151         (    41,177)
                                                                   ----------          ----------

       Net cash provided by operating activities                    3,512,006           1,631,907
                                                                   ----------          ----------

Cash flows from investing activities
   Other changes in securities available for sale                 (        66)        (        64)
   Purchase of securities available for sale                      (   325,000)              --
   Proceeds from sale of securities available for sale                  5,000               --
                                                                   ----------          ----------

       Net cash used by investing activities                      (   320,066)        (        64)
                                                                   ----------          ----------

Cash flows from financing activities
   Cash dividends paid                                            ( 3,187,200)        ( 1,651,200)
                                                                   ----------          ----------

       Net cash used by financing activities                      ( 3,187,200)        ( 1,651,200)
                                                                   ----------          ----------


Net change in cash and cash equivalents                                 4,740         (    19,357)

Cash and cash equivalents at January 1                                 23,898              43,255
                                                                   ----------          ----------

Cash and cash equivalents at December 31                          $    28,638         $    23,898
                                                                   ==========          ==========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PINNACLE FINANCIAL CORPORATION has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elberton, State of Georgia, on the 28th day of March, 2000.


                                PINNACLE FINANCIAL CORPORATION


Date: March 28, 2000            By: /s/ L. Jackson McConnell
      --------------                -------------------------------------------
                                    L. Jackson McConnell
                                    Chairman and Chief Executive Officer
                                    (Principal Executive and Financial Officer)

Date: March 28, 2000            By: /s/ James E. Purcell
      --------------                -------------------------------------------
                                    James E. Purcell
                                    President and Chief Credit Officer



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report Statement has been signed by the following persons in the capacities indicated on the 28th day of March, 2000.

        Signature                                    Title
        ---------                                    -----

 /S/ L. Jackson McConnell             Chairman and Chief Executive Officer
-------------------------             and Director
L. Jackson McConnell


 /S/ Linton W. Eberhardt              Vice-Chairman  and Director
------------------------
Linton W. Eberhardt

 /S/ James E. Purcell                 President and Chief Credit Officer
-------------------------------       and Director
James E. Purcell

 /S/ L. Jackson McConnell, Jr.        Executive-vice President and Director
------------------------------
L. Jackson McConnell, Jr.

 /S/ Maurice Bond                     Director
------------------------------
Maurice Bond

                                      Director
------------------------------
Charles Bradshaw

/S/ H. Thomas Brown                   Director
------------------------------
H. Thomas Brown

/S/ Steven A. Williams                Director
------------------------------
Steven A. Williams

                                      Director
------------------------------
Anderson Dilworth

/S/ Don C. Fortson                    Director
------------------------------
Don C. Fortson

                                      Director
------------------------------
Ret. Judge William F. Grant

/S/ Robert H. Hardy                   Director
------------------------------
Robert H. Hardy

                                      Director
------------------------------
Calvin Hill

/S/ Robert E. Lee, III                Director
------------------------------
Robert E. Lee, III

/S/ J. Daniel McAvoy, M.D.            Director
------------------------------
J. Daniel McAvoy, M.D.

/S/ H. Thomas Warren III              Chief Financial Officer/Principal
------------------------------        Accounting Officer
H. Thomas Warren III

                                  EXHIBIT INDEX


Exhibit No.               Description of Exhibit                           Page
-----------               ----------------------                           ----

10.3             Employment Security Agreement

24.0             A Power of Attorney is set forth on the signature
                 pages to this Form 10-K.                                    39

27.0             Financial Date Schedule (for SEC use only)