Form 10QSB
period 2000-03-31
PINNACLE FINANCIAL CORP
filed 2000-05-12
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 33-67528
                                                --------

                         PINNACLE FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

            Georgia                                       58-1538862
------------------------------                     ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

884 Elbert Street,
P.O. Box 430, Elberton, Georgia                            30635-0430
---------------------------------------                    ----------
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

   As of April 30, 2000 there were 768,000 shares of common stock outstanding.
   ---------------------------------------------------------------------------

                                           PINNACLE FINANCIAL CORPORATION

                                                       INDEX

                                                                                                          Page No.
                                                                                                          --------
PART I -     FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets at

                  March 31, 2000 and December 31, 1999                                                       1

                  Consolidated Statements of Income for the Three

                  Months ended March 31, 2000 and 1999                                                       2

                  Consolidated Statements of Cash Flows for the

                  Three Months Ended March 31, 2000 and 1999                                                 3

Item 2.    Managements Discussion and Analysis or Plan of Operation                                          5


PART II -      OTHER INFORMATION                                                                             11




                                                         I

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 2000 AND DECEMBER 31, 1999
                                               (UNAUDITED)

                                                                        March 31,          December 31,
                                                                          2000                  1999
                                                                     -------------         -------------
Assets
------
       Cash and due from banks                                       $   9,282,127         $   9,418,050
       Federal funds sold                                                2,180,000               430,000

       Securities available for sale                                    95,719,244            95,100,720

       Loans, net of allowance for loan losses
            of $2,169,186 and $2,113,735, respectively                 160,344,589           154,270,583

       Premises and equipment                                            8,035,669             8,145,809
       Accrued interest receivable                                       2,655,490             2,678,597
       Other assets                                                      3,480,964             3,033,386
                                                                     -------------         -------------

            Total assets                                             $ 281,698,083         $ 273,077,145
                                                                     =============         =============


Liabilities
-----------
       Noninterest-bearing deposits                                  $  44,427,923         $  41,717,909
       Interest-bearing deposits                                       190,075,490           176,626,532
                                                                     -------------         -------------

            Total deposits                                             234,503,413           218,344,441

       Borrowings                                                        4,000,000            10,500,000
       Accrued interest and other liabilities                            4,594,946             5,771,902
                                                                     -------------         -------------

            Total liabilities                                          243,098,359           234,616,343
                                                                     -------------         -------------

Shareholders' Equity
--------------------
       Common stock, $10 par value; 5,000,000 shares
            authorized, 768,000 shares issued and outstanding            7,680,000             7,680,000
       Capital surplus                                                   7,280,000             7,280,000
       Retained earnings                                                25,367,140            25,060,148
       Accumulated other comprehensive income (loss)                    (1,727,416)           (1,559,346)
                                                                     -------------         -------------

            Total shareholders' equity                                  38,599,724            38,460,802
                                                                     -------------         -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 281,698,083         $ 273,077,145
                                                                     =============         =============


                The accompanying notes are an integral part of these financial statements.

                                                    1

                               PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                               (UNAUDITED)


                                                                                YTD             YTD
                                                                             MARCH 31,        MARCH 31,
                                                                               2000             1999
                                                                            ----------        ----------
Interest Income
---------------
       Loans, including fees                                                $3,937,948        $3,509,840
       Securities available for sale                                         1,441,014         1,406,546
       Federal funds sold and other                                             20,940            95,782
                                                                            ----------        ----------

            Total interest income                                            5,399,902         5,012,168
                                                                            ----------        ----------

Interest Expense
----------------
       Deposits                                                              1,938,409         1,889,985
       Borrowings                                                              103,091                 0
                                                                            ----------        ----------

            Total interest expense                                           2,041,500         1,889,985
                                                                            ----------        ----------

NET INTEREST INCOME                                                          3,358,402         3,122,183
       Provision for loan losses                                                90,000            75,000
                                                                            ----------        ----------

            Net interest income after provision for loan losses              3,268,402         3,047,183
                                                                            ----------        ----------

Other Income
------------
       Service charges on deposit accounts                                     329,704           332,055
       Other service charges and fees                                          158,905           230,393
       Net realized gains on sales of securities available for sale                  0                 0
       Other income                                                             46,108            34,397
                                                                            ----------        ----------

            Total other income                                                 534,717           596,845
                                                                            ----------        ----------

Other Expenses
--------------
       Salaries and employee benefits                                        1,555,155         1,167,191
       Occupancy expense                                                       312,971           281,790
       Net realized losses on sales of securities available for sale            36,587                 0
       Other expenses                                                          750,614           455,053
                                                                            ----------        ----------

            Total other expenses                                             2,655,327         1,904,034
                                                                            ----------        ----------

Income before income taxes                                                   1,147,792         1,739,994
Income tax expense                                                             380,000           557,000
                                                                            ----------        ----------

NET INCOME                                                                  $  767,792        $1,182,994
                                                                            ==========        ==========

Net income per share of common stock                                        $     1.00        $     1.54
                                                                            ==========        ==========

Average shares outstanding                                                     768,000           768,000
                                                                            ==========        ==========

                The accompanying notes are an integral part of these financial statements.

                               PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                               (UNAUDITED)

                                                                           MARCH 31,           MARCH 31,
                                                                             2000                 1999
                                                                        ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                              $    767,792         $  1,182,994
                                                                        ------------         ------------
Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                    150,158              147,579
            Provision for loan losses                                         90,000               75,000
            Net realized losses on securities available for sale              36,587                    0
            Net change in accrued interest and other assets                 (424,471)            (225,629)
            Net change in accrued expenses and other liabilities          (1,176,956)              31,096
                                                                        ------------         ------------
            Total adjustments                                             (1,324,682)              28,046
                                                                        ------------         ------------

Net cash provided by operating activities                                   (556,890)           1,211,040
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                 (6,167,822)          (9,154,900)
Proceeds from sales of securities available for sale                       3,417,325                    0
Proceeds from maturities, prepayments and calls
      of securities available for sale                                     1,927,316            7,867,863
Net change in loans                                                       (6,164,006)             729,790
Purchases of premises and equipment                                          (40,018)             (29,283)
                                                                        ------------         ------------

Net cash used by investing activities                                     (7,027,205)            (586,530)
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                    16,158,972            1,373,960
Repayment of borrowings                                                  (12,500,000)                   0
Proceeds from borrowings                                                   6,000,000                    0
Cash dividends paid                                                         (460,800)            (422,400)
                                                                        ------------         ------------

Net cash provided by financing activities                                  9,198,172              951,560
                                                                        ------------         ------------

Net change in cash and cash equivalents                                    1,614,077            1,576,070
Cash and cash equivalents at January 1                                     9,848,050           17,233,914
                                                                        ------------         ------------

Cash and cash equivalents at March 31                                   $ 11,462,127         $ 18,809,984
                                                                        ============         ============

Interest paid                                                           $  1,948,587         $  1,971,274
                                                                        ============         ============

Income taxes paid                                                       $     55,686         $      1,303
                                                                        ============         ============


                The accompanying notes are an integral part of these financial statements.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(1)         Basis of Presentation
            ---------------------
            The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. Certain reclassifications have been made to the prior year presentation to conform to the current year. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

(2)         Cash and Cash Equivalents
            -------------------------
            For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days. The prior year cash flow statement has been changed to be comparable to this presentation.

(3)         Income Taxes
            ------------
            Deferred income taxes assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

(4)         Accounting for Impaired Loans
            -----------------------------
            A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan in collateral dependent. Loans having carrying values of $770,000 as of March 31, 2000 have been recognized as impaired. The total allowance for credit losses related to these impaired loans is $495,000.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN  OF OPERATION

Basis of Presentation
---------------------

            Management's Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle's financial condition as of March 31, 2000 and its results of operations for the three months March 31, 2000 in comparison to the three months ended March 31, 1999. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the "Bank").

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

Liquidity and Capital Resources
-------------------------------

            The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased) and the investment securities portfolio. At March 31, 2000, 3.6% of the investment securities portfolio had maturity dates within the next year and an additional 76.0% matures within the next five years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $12.75 million on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes up to $20 million of borrowings on a short or long term basis. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

            Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At March 31, 2000, the liquidity ratio for Pinnacle was 36%.

            Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Cash and cash equivalents increased during the first three months of 2000 from December 31, 1999 levels by $1.6 million while securities available for sale increased by approximately $620,000 during the same time period. The average balance in these investment securities increased by approximately $120,000 in the current quarter compared to the quarter ended March 31, 1999. The average balance of federal funds sold during the first three months of 2000 and 1999 was $1.4 million and $8.1 million, respectively. The decreased federal funds sold reflects management's closer monitoring of overnight investments.

            Total interest-bearing assets increased by $8.4 million or 3.4% for the current period when compared with December 31, 1999. Average net loans for the bank increased $16.6 million (11.7%) to $157.8 million in the three months ended March 31, 2000 from the same 1999 period. This increase reflects continued growth in loan demand that began in the second half of 1999 and has continued in the first quarter of 2000.

            The allowance for credit losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased slightly to $2.2 million from $2.1 million at March 31, 2000 and December 31, 1999, respectively. The Bank experienced loan charge-offs of $108,000 in the three months ended March 31, 2000 compared to $103,000 in the same period of 1999. Net charge-offs amounted to $35,000 in 2000 compared to $46,000 for the three months ended March 31, 1999. The allowance for credit losses represents 1.3% of total loans outstanding at March 31, 2000.

            The balance of Other Real Estate Owned (included in other assets) increased by $136,000 from December 31, 1999 to March 31, 2000 as the result of foreclosing on 3 properties and disposing of one property in the period. The accrual of interest has been discontinued on loans totaling $144,000 as of March 31, 2000 representing .1% of total loans compared to $49,000 at December 31, 1999. Unrecorded income on nonaccrual loans for the first quarter of 2000 was approximately $4,000. Non-accrual loans at March 31, 2000 are classified as: real estate, $139,000 and unsecured loans, $5,000.

            Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $16.2 million (7.4%) to $234.5 million at March 31, 2000 from $218.3 million at December 31, 1999, due primarily to unusual decreases in deposit balances by a few large customers at the end of calender year 1999. These deposits largely returned to the Bank in January and February 2000. This activity combined with growth resulting from continued economic expansion in Northeast Georgia and more competitive pricing of deposit products resulted in the growth of the first quarter of 2000. Non-interest bearing deposits increased $2.7 million to $44.4 million from December 31, 1999. Interest bearing deposits increased $13.5 million for the three months ended March 31, 2000.

            As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds borrowed and FHLB advances to meet short term liquidity needs. The bank repaid all $7.5 million of the short term FHLB advances that existed as of December 31, 1999 and subsequently borrowed another $1 million. Pinnacle had no federal funds purchased as of March 31, 2000 but averaged approximately $700,000 outstanding in such borrowings during the first quarter of 2000. The Bank anticipates continued use of these sources of funds to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

            Shareholders' equity increased $139,000 to $38.6 million at March 31, 2000 from $38.5 million at December 31, 1999. Net earnings retained during the three months amounted to $307,000 while equity decreased $168,000 as a result of an increase in net unrealized losses on securities available for sale. Dividends declared and paid increased by $38,400, from $.55 per share to $.60 per share, in the first quarter of 2000 compared to the same period in 1999. Additionally, $1.5 million of dividends declared in December 1999 (reflected in other liabilities in the December 1999 balance sheet) were paid in January 2000.

            Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" and "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 13.8% during the first three months of 2000, compared to 15.3% for the year ended December 31, 1999.

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

            Interest income on interest bearing assets increased by $387,000 from the same quarter in 1999 as an increase in average yield from 8.2% to 8.5% combined with an increase in average earning assets of almost $10 million to enhance the revenues of Pinnacle. The increase in yield reflects the impact of a general increase in interest rates during the year as well as a change in mix of the assets of the Bank. As indicated above, the Bank invested significantly more funds in higher yielding loans and less in low rate Federal Funds sold in the first quarter of 2000 as compared to 1999. Interest expense increased by $152,000 from the same quarter of 1999 as a result of increased deposits, increased borrowings, and higher interest rates paid on deposits, particularly certificates of deposit. The average cost of funds for the first quarters of 2000 and 1999 were 3.5% and 3.4%, respectively. The Bank's cost of funds has increased in recent months and is expected to continue to increase in the near term as a result of increases in short term interest rates. Net interest income in the three months ended March 31, 2000 increased $236,000, or 7.6% as compared to the same period for the previous year. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period in the prior year.

            The provision for credit losses is the charge to operating expenses that management believes is necessary to fund the allowance for credit losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance adequate to absorb losses inherent in the portfolio. Pinnacle provided $90,000 and $75,000 for loan losses in the quarters ended March 31, 2000 and 1999, respectively. The increased provision in 2000 is largely the result of the increase in the loan portfolio during the period.

            Other income declined by $62,000 during the first quarter of 2000 as compared to 1999. This decline is attributed to declines in mortgage loan originations caused by higher mortgage interest rates; the income on this origination activity declined by $90,000 in the current quarter from 1999. This decline was somewhat offset by increases in other miscellaneous sources of revenue.

            Other expenses for Pinnacle increased by $751,000 to $2.7 million during the three months ended March 31, 2000 compared to $1.9 for the same period in 1999. The majority of the increase in operating expenses reflects two nonrecurring charges recognized by Pinnacle. The first item relates to the retirement of the Bank's president that was announced in the first quarter of 2000. The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $237,000. Payments under the agreement will result in charges to the established liability account and will not have an impact on future earnings. The second charge is the result of an unfavorable ruling in a lawsuit disclosed in previous filings. The court granted Capital Resource Funding ("CRF") a motion for summary judgement on its claim regarding unlawful conversion of assets. While the court did not rule on the issue of damages, Pinnacle recorded an estimate of the expected loss. In May 2000, Pinnacle has reached a tentative agreement with CRF and has agreed to pay approximately $325,000, the amount of the established liability. Other increases in expenses during the period included normal increases in compensation and related expenses, increased occupancy expenses, and increased professional services.

            Pinnacle's income tax expense decreased $177,000 for the quarter compared to the same period in the previous year as a result of decreased taxable income. The effective income tax rate during the quarter of 33.0% is higher than the 32.0% in 1999 primarily as a result of higher state income taxes due to lower tax exempt security income.

            Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended March 31, 2000 was $0.8 million and represents annualized returns of 8.0% on average shareholders' equity and 1.1% on average assets. Comparable amounts during the same period of 1999 were $1.2 million, 11.6% and 1.8%, respectively.

Year 2000
---------

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

The following tables present Pinnacle's regulatory capital position at March 31, 2000:

                        (Rounded to the nearest thousand)

Total Risk Adjusted Assets                              $184,050

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                       $  7,680            4.17%
     Surplus                                               7,280            3.96%
     Retained Earnings                                    25,367           13.78%
                                                        --------        --------
     Total Tier 1 capital                                 40,327           21.91%
     Tier 1 minimum requirement                            7,362            4.00%
                                                        --------        --------
     Excess (shortfall)                                 $ 32,965           17.91%
                                                        ========        ========

TIER 2 CAPITAL
     Tier 1 from above                                  $ 40,327           21.91%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                            2,169            1.25%
                                                        --------        --------
     Total Tier 2 capital                                 42,496           23.16%
     Tier 2 minimum requirement                           14,724            8.00%
                                                        --------        --------
     Excess (shortfall)                                 $ 27,772           15.16%
                                                        ========        ========

LEVERAGE RATIO
     Tier 1 capital                                     $ 40,327           14.44%
     Minimum requirement                                  11,172            4.00%
                                                        --------        --------
     Excess (shortfall)                                 $ 29,155           10.44%
                                                        ========        ========

Average total assets, net of goodwill                   $279,300
                                                        ========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Pinnacle Bank, N.A. is a defendant in a lawsuit brought by Capital Resource Funding in U.S. District Court for the Middle District of Georgia, filed in March 1997, File No. 3;97-C-116 (HL) that alleges unlawful conversion of assets and seeks damages of $270,000 plus interest, attorney's fees, and punitive damages. The Court has granted CRF's motion for summary judgement and Pinnacle has recorded its estimate of the ultimate loss. In May 2000, the two parties reached a tentative settlement and Pinnacle agreed to pay approximately $325,000, the amount of the established liability. Legal costs are being expensed as incurred.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On March 14, 2000 the Registrant held its annual meeting of Shareholders where the following directors were elected at the meeting for one year terms:

             L. Jackson McConnell                        James E. Purcell ***
             Lint W. Eberhardt                           Maurice Bond **
             L. Jackson McConnell, Jr.                   Steve Williams
             Robert H. Hardy **                          H. Thomas Brown
             Robert E. Lee, III**                        J. Daniel McAvoy
             Don C. Fortson

            668,745 Shares (87% of eligible shares) were cast. The ** symbol after a director's name indicates that 1,248 shares (less than 1%) voted in opposition to their election. The *** symbol after a director's name indicates that 4,448 votes (less than 1%) voted in opposition to his election. All others received favorable votes on all ballots cast. There were no broker non-votes cast.

ITEM 27.     EXHIBITS AND REPORTS ON FORM 8-K

             Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PINNACLE FINANCIAL CORPORATION

Date: May 10, 2000                        By: /s/ L. Jackson McConnell
      ------------                            ------------------------
                                                 L. Jackson McConnell
                                            Chairman and Chief Executive Officer
                                                (Principal Executive Officer)

Date: May 10, 2000                        By: /s/ L. Jackson McConnell, Jr.
      ------------                            -----------------------------
                                                 L. Jackson McConnell, Jr.
                                                       President