Form 10QSB
period 2000-06-30
PINNACLE FINANCIAL CORP
filed 2000-08-11
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 33-67528


                         PINNACLE FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             GEORGIA                               58-1538862
 ------------------------------       --------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

884 ELBERT STREET,
P.O. BOX 430, ELBERTON, GEORGIA                  30635-0430
---------------------------------------          ----------
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

   As of July 31, 2000 there were 768,000 shares of common stock outstanding.
   --------------------------------------------------------------------------

                         PINNACLE FINANCIAL CORPORATION


                                      INDEX


                                                                      PAGE NO.
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Financial Position at
             June 30, 2000 and December 31, 1999                          1

             Consolidated Statements of Income for the Three
             Months ended June 30, 2000 and 1999                          2

             Consolidated Statements of Income for the Six
             Months ended June 30, 2000 and 1999                          3

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2000 and 1999                      4

Item 2.      Managements Discussion and Analysis or Plan of
             Operation                                                    6


PART II -    OTHER INFORMATION                                            13


                                        I

                         PINNACLE FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS





                                       II

                               PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                                   JUNE 30, 2000 AND DECEMBER 31, 1999
                                               (Unaudited)

                                                                        JUNE 30,            DECEMBER 31,
                                                                          2000                  1999
                                                                     -------------         -------------
ASSETS
       Cash and due from banks                                       $  10,705,660         $   9,418,050
       Federal funds sold                                                1,370,000               430,000

       Securities available for sale                                    89,440,283            95,100,720

       Loans, net of allowance for loan losses
            of $2,223,080 and $2,113,735, respectively                 166,638,354           154,270,583

       Premises and equipment                                            8,261,058             8,145,809
       Accrued interest receivable                                       2,619,178             2,678,597
       Other assets                                                      5,352,087             3,033,386
                                                                     -------------         -------------

      TOTAL  ASSETS                                                  $ 284,386,620         $ 273,077,145
                                                                     =============         =============


LIABILITIES
       Noninterest-bearing deposits                                  $  45,774,393         $  41,717,909
       Interest-bearing deposits                                       179,819,607           176,626,532
                                                                     -------------         -------------

            Total deposits                                             225,594,000           218,344,441

       Borrowings                                                       15,400,000            10,500,000
       Accrued interest and other liabilities                            4,016,304             5,771,902
                                                                     -------------         -------------

            Total liabilities                                          245,010,304           234,616,343
                                                                     -------------         -------------

SHAREHOLDERS' EQUITY
       Common stock, $10 par value; 5,000,000 shares
            authorized, 768,000 shares issued and outstanding            7,680,000             7,680,000
       Capital surplus                                                   7,280,000             7,280,000
       Retained earnings                                                26,184,577            25,060,148
       Accumulated other comprehensive income (loss)                    (1,768,261)           (1,559,346)
                                                                     -------------         -------------
            Total shareholders' equity                                  39,376,316            38,460,802
                                                                     -------------         -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 284,386,620         $ 273,077,145
                                                                     =============         =============


                The accompanying notes are an integral part of these financial statements.

                               PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                               (Unaudited)

                                                                           THREE MONTHS       THREE MONTHS
                                                                               ENDED              ENDED
                                                                              JUNE 30,           JUNE 30,
                                                                               2000               1999
                                                                            ----------        -----------
Interest income
---------------
       Loans, including fees                                                $4,181,947        $3,535,976
       Securities available for sale                                         1,388,456         1,446,819
       Federal funds sold and other                                             19,018            77,661
                                                                            ----------        ----------

            Total interest income                                            5,589,421         5,060,456
                                                                            ----------        ----------

Interest expense
----------------
       Deposits                                                              2,042,572         1,844,384
       Borrowings                                                              146,649                 0
                                                                            ----------        ----------

            Total interest expense                                           2,189,221         1,844,384
                                                                            ----------        ----------

NET INTEREST INCOME                                                          3,400,200         3,216,072
       Provision for loan losses                                                90,000            75,000
                                                                            ----------        ----------

            Net interest income after provision for loant losses             3,310,200         3,141,072
                                                                            ----------        ----------

Other income
------------
       Service charges on deposit accounts                                     336,114           336,723
       Other service charges and fees                                          153,484           218,332
       Net realized gains on sales of securities available for sale              5,911                 0
       Other income                                                             61,992            72,084
                                                                            ----------        ----------

            Total other income                                                 557,501           627,139
                                                                            ----------        ----------

Other expenses
--------------
       Salaries and employee benefits                                        1,190,138         1,142,628
       Occupancy expense                                                       321,534           286,056
       Net realized losses on sales of securities available for sale                 0             5,969
       Other expenses                                                          459,792           465,985
                                                                            ----------        ----------

            Total other expenses                                             1,971,464         1,900,638
                                                                            ----------        ----------

Income before income taxes                                                   1,896,237         1,867,573
Income tax expense                                                             618,000           581,000
                                                                            ----------        ----------

NET INCOME                                                                  $1,278,237        $1,286,573
                                                                            ==========        ==========

Net income per share of common stock                                        $     1.66        $     1.68
                                                                            ==========        ==========

Average shares outstanding                                                     768,000           768,000
                                                                            ==========        ==========

                The accompanying notes are an integral part of these financial statements.

                                      PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (Unaudited)

                                                                                            YTD                YTD
                                                                                          JUNE 30,           JUNE 30,
                                                                                            2000               1999
                                                                                            ----               ----
Interest income
---------------
       Loans, including fees                                                            $ 8,119,895        $ 7,045,816
       Securities available for sale                                                      2,829,470          2,853,365
       Federal funds sold and other                                                          39,958            173,443
                                                                                        -----------        -----------

            Total interest income                                                        10,989,323         10,072,624
                                                                                        -----------        -----------

Interest expense
----------------
       Deposits                                                                           3,980,981          3,734,369
       Borrowings                                                                           249,740                  0
                                                                                        -----------        -----------

            Total interest expense                                                        4,230,721          3,734,369
                                                                                        -----------        -----------

NET INTEREST INCOME                                                                       6,758,602          6,338,255
       Provision for loan losses                                                            180,000            150,000
                                                                                        -----------        -----------

            Net interest income after provision for loan losses                           6,578,602          6,188,255
                                                                                        -----------        -----------

Other income
------------
       Service charges on deposit accounts                                                  665,818            668,778
       Other service charges and fees                                                       312,389            448,725
       Net realized gains on sales of securities available for sale                               0                  0
       Other income                                                                         108,100            106,481
                                                                                        -----------        -----------

            Total other income                                                            1,086,307          1,223,984
                                                                                        -----------        -----------

Other expenses
--------------
       Salaries and employee benefits                                                     2,745,293          2,309,819
       Occupancy expense                                                                    634,505            567,846
       Net realized losses on sales of securities available for sale                         30,676              5,969
       Other expenses                                                                     1,210,406            921,038
                                                                                        -----------        -----------

            Total other expenses                                                          4,620,880          3,804,672
                                                                                        -----------        -----------

Income before income taxes                                                                3,044,029          3,607,567
Income tax expense                                                                          998,000          1,138,000
                                                                                        -----------        -----------

NET INCOME                                                                              $ 2,046,029        $ 2,469,567
                                                                                        ===========        ===========

Net income per share of common stock                                                    $      2.66        $      3.22
                                                                                        ===========        ===========

Average shares outstanding                                                                  768,000            768,000
                                                                                        ===========        ===========

                       The accompanying notes are an integral part of these financial statements.

                                    PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                    (Unaudited)

                                                                                  JUNE 30,           JUNE 30,
                                                                                    2000                1999
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                      $  2,046,029         $  2,469,567
                                                                                ------------         ------------
Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                            300,308              310,006
            Provision for loan losses                                                180,000              150,000
            Net realized (gains) losses on securities available for sale              30,676                5,969
            Net change in accrued interest and other assets                       (2,259,282)            (628,856)
            Net change in accrued expenses and other liabilities                  (1,755,598)            (256,570)
                                                                                ------------         ------------
            Total adjustments                                                     (3,503,896)            (419,451)
                                                                                ------------         ------------

Net cash provided by operating activities                                         (1,457,867)           2,050,116
                                                                                ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                         (6,907,292)         (28,634,779)
Proceeds from sales of securities available for sale                               9,411,466            1,511,094
Proceeds from maturities, prepayments and calls
      of securities available for sale                                             2,916,672           18,155,789
Net change in loans                                                              (12,547,771)             845,963
Purchases of premises and equipment                                                 (415,557)             (44,927)
                                                                                ------------         ------------

Net cash used by investing activities                                             (7,542,482)          (8,166,860)
                                                                                ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                             7,249,559            2,964,722
Repayment of borrowings                                                          (18,950,000)                   0
Proceeds from borrowings                                                          23,850,000                    0
Cash dividends paid                                                                 (921,600)            (844,800)
                                                                                ------------         ------------

Net cash provided by financing activities                                         11,227,959            2,119,922
                                                                                ------------         ------------

Net change in cash and cash equivalents                                            2,227,610           (3,996,822)
Cash and cash equivalents at January 1                                             9,848,050           17,233,914
                                                                                ------------         ------------

Cash and cash equivalents at June 30                                            $ 12,075,660         $ 13,237,092
                                                                                ============         ============

Interest paid                                                                   $  4,158,691         $  3,664,007
                                                                                ============         ============

Income taxes paid                                                               $  1,006,492         $  1,055,635
                                                                                ============         ============

                    The accompanying notes are an integral part of these financial statements.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(1)      Basis of Presentation
         ---------------------
         The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. Certain reclassifcations have been made to the prior year persentation to conform to the current year. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)      Accounting for Impaired Loans
         -----------------------------
         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $865,000 as of June 30, 2000 have been recognized as impaired. The total allowance for credit losses related to these impaired loans is $550,000.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION

Basis of Presentation
---------------------

         Management's Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") analyses the major elements of Pinnacle's consolidated balance sheets and statements of income. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the "Bank").

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

Liquidity and Capital Resources
-------------------------------

         The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased), Federal Home Loan Bank advances, and the investment securities portfolio. At June 30, 2000, 2.2% of the investment securities portfolio had maturity dates within the next year and an additional 69.7% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. Pinnacle retains short term borrowing relationships with two correspondent banks that could provide up to $12.75 million of Federal Funds Purchased on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collaterizes either short term or long term borrowings up to 15% of assets (approximately $42 million). Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

         Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At June 30, 2000, the liquidity ratio for Pinnacle was 33%.

         Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents increased during the first six months of 2000 from December 31, 1999 levels by $2.2 million while securities available for sale decreased by $5.7 million or 6.0% during the same time period. The average balance in these investment securities decreased by $3.7 million in the current year compared to the six months ended June 30, 1999. The average balance of Federal Funds sold during the first six months of 2000 and 1999 was $1.3 million and $7.1 million, respectively. The general decline in investments and Federal Funds sold reflects their use to meet increased loan demand during the second half of 1999 and all of 2000.

         Total interest-earning assets increased by $7.6 million or 3.1% for the current period when compared with December 31, 1999. Average net loans increased $21.8 million (15.4%) to $163.5 million in the six months ended June 30, 2000 from the same 1999 period. The increase reflects continued growth in loan demand that began in the second half of 1999 and has continued into 2000.

         The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased slightly at $2.2 million from $2.1 million at June 30, 2000 and December 31, 1999, respectively. The Bank experienced loan charge-offs of $168,000 in the six months ended June 30, 2000 compared to $210,000 in the same period of 1999. Net charge-offs amounted to $71,000 in 2000 compared to $131,000 for the six months ended June 30, 1999. The allowance for loan losses represents 1.3% of total loans outstanding at June 30, 2000.

         The balance of Other Real Estate Owned (included in other assets) increased by $321,000 to $496,000 from December 31, 1999 to June 30, 2000 as the result of foreclosing on five properties and disposing of one property in the period. The accrual of interest has been discontinued on loans totaling $151,000 as of June 30, 2000 representing .1% of total loans compared to $49,000 at December 31, 1999. Unrecorded income on these loans for the six months ended June 30, 2000 was approximately $8,000. Non-accrual loans at June 30, 2000 are classified as: real estate, $90,000, secured by other collateral, $52,000, and unsecured loans, $9,000.

         Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $7.3 million to $225.6 million at June 30, 2000 from $218.3 million at December 31, 1999, due primarily to normal growth. Non-interest bearing deposits increased $4.1 million to $45.8 million from December 31, 1999. Interest bearing deposits increased $3.2 million for the six months ended June 30, 2000.

         As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds borrowed and FHLB advances to meet short term liquidity needs. The bank repaid all $7.5 million of the short term FHLB advances that existed as of December 31, 1999 and subsequently borrowed another $12.4 million, primarily in the second quarter, to fund loan growth. Pinnacle had no federal funds purchased as of June 30, 2000 but averaged approximately $850,000 outstanding in such borrowings during the first half of 2000. The Bank anticipates continued use of these sources of funds to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

         Shareholders' equity increased to $39.4 million at June 30, 2000 when compared to December 31, 1999. Net earnings retained during the six months amounted to $1.1 million while equity decreased $209,000 as a result of an increase in net unrealized losses on securities available for sale. Dividends declared and paid increased by $76,800, from $1.10 per share to $1.20 per share, for the first six months of 2000 compared to the same period in 1999. Additionally, $1.5 million of dividends declared in December 1999 (reflected in other liabilities in the December 1999 balance sheet) were paid in January 2000.

         Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below and see "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 13.9% during the first six months of 2000, compared to 15.3% for the year which ended December 31, 1999.

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


Results of Operations (for the three month period ended June 30, 2000)
---------------------

         Pinnacle's operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

         Interest income on interest bearing assets increased by $529,000 from the same quarter in 1999 as an increase in average yields from 8.2% to 8.6% combined with increases in loans outstanding to enhance the revenues of Pinnacle. The increase in yield reflects the impact of a general increase in interest rates during the year as well as a change in mix of the assets of the Bank. As indicated above, the Bank invested significantly more funds in higher yielding loans and less in low rate Federal Funds sold in the first half of 2000 as compared to 1999. Interest expense increased by $345,000 from the same quarter of 1999 as a result of increased deposits, increased borrowings, and higher interest rates paid on deposits, particularly certificates of deposit. The average cost of funds for the second quarters of 2000 and 1999 were 3.7% and 3.3%, respectively. The Bank's cost of funds has increased in recent months and is expected to continue to increase in the near term as a result of increases in short term interest rates. Net interest income in the three months ended June 30, 2000 increased $184,000, or 5.7% as compared to the same period for the previous year. Management continues to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have increased from the same period in the prior year.

         The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $90,000 and $75,000 for loan losses in the quarters ended June 30, 2000 and 1999, repectively. The increased provision in 2000 is largely the result of the increase in the loan portfolio during the period.

         Other income declined by $70,000 during the three months ended June 30, 2000 as compared to 1999. This decline is attributable to decreased revenues on the origination of mortgage loans.

         Other operating expenses during the three months ended June 30, 2000 increased $70,000 from the same period in the previous year. The increase is attributable to normal increases in compensation and related expenses, and increased maintenance expenses on the bank's buildings and equipment.

         Pinnacle's income tax expense increased $37,000 for the quarter compared to the same period in the previous year due to higher taxable income and an increase in the effective income tax rate during the quarter from 31.1% in 1999 to 32.6% in 2000. The effective rate increase is primarily the result of higher state income taxes due to lower tax exempt security income.

         Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 2000 was $1.3 million and represents annualized returns of 13.1% on average shareholders' equity and 1.8% on average assets. Comparable amounts during the same period of 1999 were $1.3 million, 12.6% and 1.91%, respectively.



Results of Operations (for the six month period ended June 30, 2000)
---------------------

         Interest income on interest bearing assets for the six months ended June 30, 2000 increased by $916,000 from the same period in 1999. An increase in average yield from 8.1% to 8.5%, reflecting a general increase in interest rates, combined with the increase in average loans outstanding, provided this increased income. Interest expense increased by $497,000 from the same period of 1999 as a result of slightly increased deposits, increased use of borrowed funds, and general increases in the levels of interest rates. The average cost of funds for the six months ended June 30, 2000 and 1999 were 3.6% and 3.3%, respectively. Net interest income in the six months ended June 30, 2000 increased by $421,000 or 6.8% as compared to the same period for the previous year.

         The provision for loan losses and its purpose is explained above. Pinnacle provided $180,000 for losses in the period ended June 30, 2000 and $150,000 in the period ended June 30, 1999.

         Other income during the six months ended June 30, 2000 declined by $138,000 to $1,086,000 from $1,224,000 from the same period in 1999. This decrease is totally attributable to decreased revenues on the origination of mortgage loans resulting from higher interest rates in the year 2000.

         Other operating expenses during the six months ended June 30, 2000 increased $816,000 to $4.6 million from $3.8 million for the same period in the previous year. The majority of the increase in operating expenses reflects two nonrecurring charges recognized by Pinnacle. The first item relates to the retirement of the Bank's president that was announced in the first quarter of 2000. The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $237,000. Payments under the agreement
will  result  in   charges  to  the  established  liability  account  and  will not have an impact on future earnings. The second charge is the result of an unfavorable ruling in a lawsuit disclosed in previous filings and herein. The court granted Capital Resource Funding ("CRF") a motion for summary judgement on its claim regarding unlawful conversion of assets. While the court did not rule on the issue of damages, Pinnacle recorded an estimate of the expected loss. In May 2000, Pinnacle reached an agreement with CRF and paid approximately $325,000, the amount of the established liability. Other increases in expenses during the period included normal increases in compensation and related expenses, and increased occupancy expenses (especially equipment and property maintenance).

         Pinnacle's income tax expense decreased $140,000 for the six months ended June 30, 2000 compared to the same period in the previous year due primarily to decreased taxable income. The effective income tax rate during the period of 32.8% is an increase of 1.3% from the effective rate of 31.5% in 1999.

         Net income during the six months ended June 30, 2000 was $2.0 million and represents annualized returns of 10.5% on average shareholders' equity and 1.50% on average assets. Comparable amounts during the same period of 1998 were $2.5 million, 12.3% and 1.85%, respectively. As indicated above, net income declined primarily due to increased operating expenses while the operating ratios reflect the decreased earnings compared to a slightly larger asset and equity base.


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

The following tables present Pinnacle's Regulatory capital position at June 30, 2000:

                        (Rounded to the nearest thousand)


Total Risk Adjusted Assets                           $191,774

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                    $  7,680         4.00%
     Surplus                                            7,280         3.80%
     Retained earnings                                 26,185        13.65%
                                                     --------        -----

     Total Tier 1 capital                              41,145        21.45%
     Tier 1 minimum requirement                         7,671         4.00%
                                                     --------        -----
     Excess (shortfall)                              $ 33,474        17.45%
                                                     ========        =====

TIER 2 CAPITAL
     Tier 1 from above                               $ 41,145        21.45%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                         2,223         1.14%
                                                     --------        -----
     Total Tier 2 capital                              43,368        22.59%
     Tier 2 minimum requirement                        15,342         8.00%
                                                     --------        -----
     Excess (shortfall)                              $ 28,026        14.59%
                                                     ========        =====

LEVERAGE RATIO
     Tier 1 capital                                  $ 41,145        14.72%
     Minimum requirement                               11,178         4.00%
                                                     --------        -----
     Excess (shortfall)                              $ 29,967        10.72%
                                                     ========        =====
Average total assets, net of goodwill                $279,446
                                                     ========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         Pinnacle Bank, N.A. was a defendant in a lawsuit brought by Capital Resource Funding in U.S. District Court for the Middle District of Georgia, filed in March 1997, File No. 3;97-C-116 (HL) that alleged unlawful conversion of assets and sought damages of $270,000 plus interest, attorney's fees, and punitive damages. In May 2000, the two parties reached a settlement and Pinnacle paid approximately $325,000, the amount of the established liability. Legal costs were expensed as incurred.


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


                                       PINNACLE FINANCIAL CORPORATION


Date: AUGUST 9, 2000                   By: /s/ L. JACKSON MCCONNELL
      --------------                       ------------------------
                                           L. Jackson McConnell
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Date: AUGUST 9, 2000                   By: /s/ LINT W. EBERHARDT.
      --------------                       ----------------------
                                           Lint W. Eberhardt
                                           President