Form 10QSB
period 2000-09-30
PINNACLE FINANCIAL CORP
filed 2000-11-14
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                         Commission File Number 33-67528

                         PINNACLE FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

          GEORGIA                                     58-1538862
---------------------------------                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

884 ELBERT STREET,
P.O. BOX 430, ELBERTON, GEORGIA                       30635-0430
---------------------------------------               ----------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code:   (706) 283-2854
                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               -

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  AS OF OCTOBER 31, 2000 THERE WERE 768,000 SHARES OF COMMON STOCK OUTSTANDING.
  -----------------------------------------------------------------------------

                         PINNACLE FINANCIAL CORPORATION


                                      INDEX

                                                                        PAGE NO.
PART I -  FINANCIAL INFORMATION

Financial Statements

         Consolidated Statements of Financial Position at
           September 30, 2000 and December 31, 1999                        1

         Consolidated Statements of Income for the Three
           Months ended September 30, 2000 and 1999                        2

         Consolidated Statements of Income for the Nine
           Months ended September 30, 2000 and 1999                        3

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999                   4

Management's Discussion and Analysis or Plan of Operation                  6


PART II - OTHER INFORMATION                                                13


SIGNATURES                                                                 14

                         PINNACLE FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                     2000                  1999
ASSETS
------
      Cash and due from banks                                                   $   8,960,688        $   9,418,050
      Federal funds sold                                                              310,000              430,000

      Securities available for sale                                                84,306,931           95,100,720

      Loans, net of allowance for loan losses
         of $2,276,660 and $2,113,735, respectively                               166,357,955          154,270,583

      Premises and equipment                                                        8,296,313            8,145,809
      Accrued interest receivable                                                   2,507,980            2,678,597
      Other assets                                                                  4,894,562            3,033,386
                                                                                 ------------         ------------


      TOTAL ASSETS                                                              $ 275,634,429        $ 273,077,145
                                                                                 ============         ============


LIABILITIES

       Noninterest-bearing deposits                                             $  44,477,334        $  41,717,909
       Interest-bearing deposits                                                  175,443,863          176,626,532
                                                                                 ------------         ------------

           Total deposits                                                         219,921,197          218,344,441

       Borrowings                                                                  10,700,000           10,500,000
       Accrued interest and other liabilities                                       4,140,320            5,771,902
                                                                                 ------------         ------------

           Total liabilities                                                      234,761,517          234,616,343
                                                                                 ------------         ------------

SHAREHOLDERS' EQUITY
--------------------
       Common stock, $10 par value; 5,000,000 shares
          authorized, 768,000 shares issued and outstanding                         7,680,000            7,680,000
       Capital surplus                                                              7,280,000            7,280,000
       Retained earnings                                                            6,717,967           25,060,148
       Accumulated other comprehensive income                                        (805,055)          (1,559,346)
                                                                                 ------------         ------------

           Total shareholders' equity                                              40,872,912           38,460,802
                                                                                 ------------         ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 275,634,429          273,077,145
                                                                                 ============         ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                              THREE MONTHS            THREE MONTHS
                                                                                 ENDED                   ENDED
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  2000                    1999
INTEREST INCOME
---------------
       Loans, including fees                                                   $ 4,283,749              $ 3,672,412
       Securities available for sale                                             1,313,093                1,490,846
       Federal funds sold and other                                                 32,978                   36,135
                                                                                ----------               ----------

          Total interest income                                                  5,629,820                5,199,393
                                                                                ----------               ----------

INTEREST EXPENSE
----------------
       Deposits                                                                  2,075,653                1,836,740
       Borrowings                                                                  224,631                    3,618
                                                                                ----------               ----------

          Total interest expense                                                 2,300,284                1,840,358
                                                                                ----------               ----------

NET INTEREST INCOME                                                              3,329,536                3,359,035
       Provision for loan losses                                                    90,000                   75,000
                                                                                ----------               ----------

          Net interest income after provision for loan losses                    3,239,536                3,284,035
                                                                                ----------               ----------

OTHER INCOME
------------
       Service charges on deposit accounts                                         328,042                  325,355
       Other service charges and fees                                              160,322                  190,593
       Net realized gains on sales of securities available for sale                      0                    3,864
         Other income                                                               63,071                   61,282
                                                                                ----------               ----------

          Total other income                                                       551,435                  581,094
                                                                                ----------               ----------

OTHER EXPENSES
--------------
       Salaries and employee benefits                                            1,163,118                1,128,751
       Occupancy expense                                                           317,426                  314,232
       Net realized losses on sales of securities available for sale               389,621                        0
       Other expenses                                                              493,116                  473,461
                                                                                ----------               ----------

          Total other expenses                                                   2,363,281                1,916,444
                                                                                ----------               ----------

Income before income taxes                                                       1,427,690                1,948,685
Income tax expense                                                                 433,500                  596,000
                                                                                ----------               ----------

NET INCOME                                                                     $   994,190              $ 1,352,685
                                                                                ----------               ----------

Net income per share of common stock                                           $      1.29              $      1.76
                                                                                ----------               ----------

Average shares outstanding                                                         768,000                  768,000
                                                                                ----------               ----------

   The accompanying notes are an integral part of these financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                  YTD                     YTD
                                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                                                  2000                   1999
INTEREST INCOME
---------------
     Loans, including fees                                                     $12,403,644            $10,718,228
     Securities available for sale                                               4,142,563              4,344,211
     Federal funds sold and other                                                   72,936                209,578
                                                                                ----------             ----------

          Total interest income                                                 16,619,143             15,272,017
                                                                                ----------             ----------

INTEREST EXPENSE
----------------
     Deposits                                                                    6,056,634              5,571,109
       Borrowings                                                                  474,371                  3,618
                                                                                ----------             ----------

          Total interest expense                                                 6,531,005              5,574,727
                                                                                ----------             ----------

NET INTEREST INCOME                                                             10,088,138              9,697,290
     Provision for loan losses                                                     270,000                225,000
                                                                                ----------             ----------

          Net interest income after provision for loan losses                    9,818,138              9,472,290
                                                                                ----------             ----------

OTHER INCOME
------------
     Service charges on deposit accounts                                           993,860                994,133
     Other service charges and fees                                                472,711                639,318
     Net realized gains on sales of securities available for sale                        0                      0
     Other income                                                                  171,171                167,763
                                                                                ----------             ----------

          Total other income                                                     1,637,742              1,801,214
                                                                                ----------             ----------

OTHER EXPENSES
--------------
     Salaries and employee benefits                                              3,908,411              3,438,570
     Occupancy expense                                                             951,931                882,078
     Net realized losses on sales of securities available for sale                 420,297                  2,105
       Other expenses                                                            1,703,522              1,394,499
                                                                                ----------             ----------

          Total other expenses                                                   6,984,161              5,717,252
                                                                                ----------             ----------

Income before income taxes                                                       4,471,719              5,556,252
Income tax expense                                                               1,431,500              1,734,000
                                                                                ----------             ----------

NET INCOME                                                                     $ 3,040,219            $ 3,822,252
                                                                                ==========             ==========

Net income per share of common stock                                           $      3.96            $      4.98
                                                                                ==========             ==========

Average shares outstanding                                                         768,000                768,000
                                                                                ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                                       2000               1999
CASH FLOW FROM OPERATING ACTIVITIES

Net income                                                                           $ 3,040,219       $ 3,822,252
                                                                                      ----------        ----------
Adjustments to reconcile net income to net
     Cash provided by operating activities:
         Depreciation and amortization                                                   455,258           469,819
         Provision for loan losses                                                       270,000           225,000
         Net realized (gains) losses on securities available for sale                    420,297             2,105
         Net change in accrued interest and other assets                              (1,690,559)       (1,154,065)
         Net change in accrued expenses and other liabilities                         (1,631,582)          (92,133)
                                                                                      ----------        ----------
         Total adjustments                                                            (2,176,586)         (549,274)
                                                                                      ----------        ----------

Net cash provided by operating activities                                                863,633         3,272,978
                                                                                      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                            (11,974,541)      (35,742,875)
Proceeds from sales of securities available for sale                                  19,252,275         3,025,625
Proceeds from maturities, prepayments, and calls
     of securities available for sale                                                  3,850,059        22,124,190
Net change in loans                                                                  (12,357,382)       (6,553,038)
Purchases of premises and equipment                                                     (605,762)          (80,276)
                                                                                      ----------        ----------

Net cash used by investing activities                                                 (1,835,351)      (17,226,374)
                                                                                      ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                                 1,576,756         4,169,560
Repayment of  borrowings                                                             (28,850,000)        3,210,000
Proceeds from borrowings                                                              29,050,000                 0
Cash dividends paid                                                                   (1,382,400)       (1,267,200)
                                                                                      ----------        ----------

Net cash provided by financing activities                                                394,356         6,112,360
                                                                                      ----------        ----------

Net change in cash and cash equivalents                                                 (577,362)       (7,841,036)
Cash and cash equivalents at January 1                                                 9,848,050        17,233,914
                                                                                      ----------        ----------

Cash and cash equivalents at September 30                                            $ 9,270,688       $ 9,392,878
                                                                                      ==========        ==========

Interest paid                                                                        $ 6,303,441       $ 5,372,360
                                                                                      ==========        ==========

Income taxes paid                                                                    $ 1,610,492       $ 1,702,635
                                                                                      ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(1)      BASIS OF PRESENTATION
         ---------------------
         The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. Certain reclassifications have been made to the prior year presentation to conform to the current year. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)      ACCOUNTING FOR IMPAIRED LOANS
         -----------------------------
         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $3,734,000 as of September 30, 2000 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $890,000.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BASIS OF PRESENTATION
----------------------

         Management's Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle's financial condition as of September 30, 2000 and its results of operations for the three and nine months ended September 30, 2000 in comparison with the same periods ended September 30, 1999. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A.(hereinafter the "Bank").

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

FORWARD-LOOKING STATEMENTS
--------------------------

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates), competition from other providers of financial services offered by the Bank, government regulations and legislation, changes in interest rates, and material unforeseen changes in the financial stability and liquidity of the Bank's credit customers; all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities, and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased) and the investment securities portfolio. At September 30, 2000, 2.3% of the investment securities portfolio had maturity dates within the next year and an additional 65.2% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $22.0 million of Federal Funds Purchased on short notice. Additionally, the Bank has established a membership in the Federal Home Loan Bank of Atlanta (the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes either short term or long term borrowings up to 15% of assets (approximately $41 million). Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

         Regulatory policy generally requires the maintenance of a liquidity ratio of 25%, which is generally defined as cash plus liquid investments divided by deposits plus borrowings due within one year. The desired level of liquidity is determined by management based in part on Pinnacle's commitment to make loans and an assessment of its ability to generate funds. At September 30, 2000, the liquidity ratio for Pinnacle was 30.1%.

         Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first nine months of 2000 from December 31, 1999 levels by $.6 million while securities available for sale decreased by $10.8 million or 11.4% during the same time period. The average balance in these investment securities decreased by $7.1 million in the current year compared to the nine months ended September 30, 1999. The average balance of Federal Funds sold during the first nine months of 2000 and 1999 was $1.4 million and $5.6 million, respectively. The decline in investments and Federal Funds sold reflects their use to meet increased loan demand in the first half of the year and a security restructuring transaction in the third quarter of 2000. This transaction involved the sale of $9.8 million of securities at a pretax loss of approximately $390,000. The proceeds were used to purchase approximately $4.1 million of longer term, higher yielding securities and to repay short term borrowings of the Bank.

         Total interest-earning assets increased by $1.2 million or 0.5% for the current period when compared with December 31, 1999. Average net loans increased $20.4 million (14.3%) to $163.3 million in the nine months ended September 30, 2000 from the same 1999 period. This increase reflects continued growth in loan demand in the second half of 1999 and the first half of 2000.

         The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased to $2.3 million from $2.1 million at September 30, 2000 and December 31, 1999. The Bank experienced loan charge-offs of $290,000 in the nine months ended September 30, 2000 compared to $262,000 in the same period of 1999. Net charge-offs amounted to $107,000 for the nine months ended September 30, 2000 compared to $123,000 for the nine months ended September 30, 1999. The allowance for loan losses represents 1.4% of total loans outstanding at September 30, 2000.

         The balance of other real estate owned (included in other assets) has increased by $268,000 to $443,000 from December 31, 1999 to September 30, 2000 as the result of foreclosing on seven properties and disposing of four properties in the period. The accrual of interest has been discontinued on loans totaling $3,063,000 as of September 30, 2000, representing 1.8% of loans, compared to $49,000 at December 31, 1999. This significant increase in nonperforming assets is the result of one large commercial relationship that is experiencing operating problems. Management does not believe the increase represents a trend in the entire portfolio. Unrecorded income on these loans for the nine months ended September 30, 2000 was approximately $43,000. Non-accrual loans at September 30, 2000 are classified as: real estate, $2,970,000, and secured by other collateral, $93,000.

         Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $1.6 million to $219.9 million at September 30, 2000 from $218.3 million at December 31, 1999, due primarily to normal growth. Non-interest bearing deposits increased $2.8 million to $44.5 million from $41.7 million at December 31, 1999 while interest-bearing deposits decreased $1.2 million for the nine months ended September 30, 2000.

         As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds borrowed and FHLB advances to meet short term liquidity needs and to leverage its existing capital. The Bank repaid all $7.5 million of the short term FHLB advances that existed as of December 31, 1999 ($3 million of the borrowings were long term) and subsequently increased its borrowings as needed by $7.7 million, primarily to fund loan growth. As part of the third quarter securities restructuring transaction mentioned above, the Bank extended the maturity of some of its borrowings so that a total of $6 million of FHLB advances now have a maturity of one year or greater. Pinnacle had no federal funds purchased as of September 30, 2000 but averaged approximately $665,000 outstanding in such borrowings during the first nine months of 2000. The Bank anticipates increasing use of these sources of funds in an attempt to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

         Shareholders' equity increased to $40.9 million at September 30, 2000 from $38.5 million at December 31, 1999. Net earnings retained during the nine months amounted to $1.7 million while equity increased $754,000 as a result of a decrease in net unrealized losses on securities available for sale. Much of the decrease in the unrealized loss is a result of the loss recognized upon the securities restructuring mentioned above. Dividends declared and paid increased by $115,200, from $1.65 per share to $1.80 per share, for the first nine months of 2000 compared to the same period in 1999. Additionally, $1.5 million of dividends declared in December 1999 (reflected in other liabilities in the December 1999 balance sheet) were paid in January 2000.

         Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.2% during the first nine months of 2000, compared to 15.3% for the year which ended December 31, 1999.

         Management is not aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on Pinnacle's liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.

RESULTS OF OPERATIONS (for the three month period ended September 30, 2000)
---------------------

         Pinnacle's operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

         Interest income on interest bearing assets increased by $430,000 from the same quarter in 1999 as an increase in average yields from 8.6% to 8.8% combined with increases in loans outstanding to enhance the revenues of Pinnacle. The increase in yield reflects the impact of a general increase in interest rates during the year as well as a change in mix of the assets of the Bank. As indicated above, the Bank invested significantly more funds in higher yielding loans and less in low rate Federal Funds sold in the three months ended September 30, 2000 as compared to the same period in 1999. Interest expense increased by $460,000 from the same quarter of 1999 as a result of increased deposits, increased borrowings, and higher interest rates paid on deposits, particularly certificates of deposit. The average cost of funds for the third quarters of 2000 and 1999 were 3.9% and 3.1%, respectively. The Bank's cost of funds has increased in recent months and is expected to continue to increase in the near term as a result of increases in short term interest rates. Net interest income in the three months ended September 30, 2000 decreased $29,000, or 0.1% as compared to the same period for the previous year. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins have remained stable from the same period in the prior year.

         The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $90,000 and $75,000 for loan losses in the quarters ended September 30, 2000 and 1999, respectively. The increased provision in 2000 is largely the result of the increase in the loan portfolio during the period.

         Other  income  declined  by  $30,000  during  the  three  months  ended
September 30, 2000 as compared to 1999. This decline is attributable to decreased revenues on the origination of mortgage loans.

         Other operating expenses during the three months ended September 30, 2000 increased $447,000 from the same period in the previous year. Approximately $390,000 of the increase resulted from the nonrecurring loss on the sale of securities from the security restructuring mentioned previously. This restructuring allowed the Bank to increase its future operating earnings by disposing of underperforming assets and increasing the yield on the investment portfolio. The transaction resulted from management's regular review of its operating results, investment opportunities, and interest rate risk. All other expenses increased by $57,000, or 3%, due to normal increases in compensation and related expenses, and increased maintenance expenses on the bank's buildings and equipment.

         Pinnacle's income tax expense decreased $163,000 for the quarter compared to the same period in the previous year due primarily to decreased taxable income as a result of the securities restructuring transaction and a decrease in the effective income tax rate during the quarter from 30.6% in 1999 to 30.4% in 2000.

         Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 2000 was $1.0 million and represents annualized returns of 9.9% on average shareholders' equity and 1.4% on average assets. These measures would have been $1.3 million, 12.6%, and 1.8%, respectively, without the loss on investment securities. Comparable amounts during the same period of 1999 were $1.4 million, 13.2%, and 2.0%, respectively.

RESULTS OF OPERATIONS  (for the nine month period ended September 30, 2000)
---------------------

         Interest income on interest bearing assets for the nine months ended September 30, 2000 increased by $1.3 million from the same period in 1999. An increase in average yield from 8.3% to 8.6%, reflecting a general increase in interest rates, combined with the increase in average loans outstanding, provided this increased income. Interest expense increased by $956,000 from the same period of 1999 as a result of slightly increased deposits, increased use of borrowed funds, and general increases in the levels of interest rates. The average cost of funds for the nine months ended September 30, 2000 and 1999 were 3.7% and 3.3%, respectively. Net interest income, before provision for loan losses, in the nine months ended September 30, 2000 increased by $391,000 or 4.0% as compared to the same period for the previous year.

         The provision for loan losses and its purpose is explained above. Pinnacle provided $270,000 for losses in the period ended September 30, 2000 and $225,000 in the period ended September 30, 1999.

         Other income during the nine months ended September 30, 2000 declined by $163,000 from the same period in 1999. This decrease is attributable to decreased revenues on the origination of mortgage loans resulting from higher interest rates in the year 2000.

         Other operating expenses during the nine months ended September 30, 2000 increased $1.3 million to $7.0 million from $5.7 million for the same period in the previous year. The majority of the increase in operating expenses reflects three nonrecurring charges recognized by Pinnacle. The first item relates to the retirement of the Bank's president that was announced in the first quarter of 2000. Pinnacle recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $237,000. Payments under the agreement result in charges to the established liability account and do not have an impact on future earnings. The second charge is the result of an unfavorable ruling in a lawsuit disclosed in previous filings and later in this report. The court granted Capital Resource Funding ("CRF") a motion for summary judgement on its claim regarding unlawful conversion of assets. In May 2000, Pinnacle reached an agreement with CRF and paid a settlement of approximately $325,000. Finally, the Bank restructured its investment portfolio in the third quarter to sale underperforming assets, invest in higher yielding investment securities, and decrease its reliance on short term debt. This transaction resulted in a loss of approximately $390,000. These three transactions cumulatively increased other expenses by $952,000. Other increases in expenses during the period amounted to approximately $315,000, or 5.5%, and included normal increases in compensation and related expenses, and increased occupancy expenses (especially equipment and property maintenance).

         Pinnacle's income tax expense decreased $303,000 for the nine months ended September 30, 2000 compared to the same period in the previous year due primarily to decreased taxable income. The effective income tax rate during the period of 32.0% is an increase of 0.8% from the effective rate of 31.2% in 1999.

         Net income during the nine months ended September 30, 2000 was $3.0 million and represents annualized returns of 10.2% on average shareholders' equity and 1.45% on average assets. Comparable amounts during the same period of 1999 were $3.8 million, 12.5% and 1.9%, respectively. As indicated above, net income decreased primarily due to increased operating expenses caused in large part by three separate nonrecurring items, while the operating ratios reflect the decreased earnings compared to a slightly larger asset base.

The following tables present Pinnacle's Regulatory capital position at September 30, 2000:

                        (Rounded to the nearest thousand)

Total Risk Adjusted Assets                                           $   190,148

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                                    $     7,680                 4.04%

     Surplus                                                               7,280                 3.83%
     Retained Earnings                                                    26,718                14.05%
       Less: Goodwill                                                          0                 0.00%
                                                                       ---------              -------
     Total Tier 1 capital                                                 41,678                21.92%
     Tier 1 minimum requirement                                            7,550                 4.00%
                                                                       ---------              -------
     Excess (shortfall)                                              $    34,128                17.92%
                                                                       =========              =======


TIER 2 CAPITAL
     Tier 1 from above                                               $    41,678                21.92%
     Subordinated Debentures                                                   0                 0.00%
     Allowance for loan losses, limited to 1.25%
       of risk weighted assets                                             2,277                 1.20%
                                                                       ---------              -------
     Total Tier 2 capital                                                 43,955                23.12%
     Tier 2 minimum requirement                                           15,100                 8.00%
                                                                       ---------              -------

     Excess (shortfall)                                                   28,855                15.12%
                                                                       =========              =======


LEVERAGE RATIO
     Tier 1 capital                                                  $    41,678                14.91%
     Minimum requirement                                                  11,183                 3.00%
                                                                       ---------              -------

     Excess (shortfall)                                              $    30,495                11.91%
                                                                       =========              =======

Average total assets, net of goodwill                                $   279,585
                                                                       =========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II

LEGAL PROCEEDINGS

         Pinnacle Bank, N.A. was a defendant in a lawsuit brought by Capital Resource Funding in U.S. District Court for the Middle District of Georgia, filed in March 1997, File No. 3;97-C-116 (HL) that alleged unlawful conversion of assets and sought damages of $270,000 plus interest, attorney's fees, and punitive damages. In May 2000, the two parties reached a settlement and Pinnacle paid approximately $325,000. Legal costs were expensed as incurred.

EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits
             --------

             Exhibit 27 - Financial Data Schedule (for SEC use only).

         b.  Reports on Form 8-K
             -------------------

             None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PINNACLE FINANCIAL CORPORATION


Date: NOVEMBER 10, 2000             By: /s/ L. JACKSON MCCONNELL
      -----------------                 ----------------------------------------
                                            L. Jackson McConnell
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date: NOVEMBER 10, 2000             By: /s/ LINT W. EBERHARDT
      -----------------                 ----------------------------------------
                                            Lint W. Eberhardt
                                            President