Form 10KSB
period 2000-12-31
PINNACLE FINANCIAL CORP
filed 2001-04-02
CIK 910678

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission File No. 33-67528


                         PINNACLE FINANCIAL CORPORATION
          ------------------------------------------------------------
                 (Name of small business issuer in its charter)

      Georgia                                                58-1538862
-------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia               30635-0430
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (706) 283-2854

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

Registrant is not required to be registered under the Securities Exchange Act of 1934.

State Issuer's revenue for its most recent fiscal year:  $24,351,810

State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors and JAM Family Partnership II, L.P.). As of March 15, 2001, there were 363,630 shares of Common Stock, $10.00 par value outstanding held by non-affiliates of the issuer, with an aggregate value of $30,908,550 (based upon approximate market value of $85/share) (the last sale price known to the Issuer for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2000, Common Stock, $10.00 par value - 768,000 shares outstanding.

================================================================================

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
         Item 2.     Description of Property.................................................................... 10
         Item 3.     Legal Proceedings.......................................................................... 11
         Item 4.     Submission Of Matters To A Vote Of Security Holders........................................ 11

PART II

         Item 5.     Market For Common Equity And Related Stockholder Matters................................... 11
         Item 6.     Management's Discussion and Analysis or Plan of Operation.................................. 12
         Item 7.     Financial Statements ...................................................................... 30
         Item 8.     Changes In And Disagreements With Accountants On Accounting
                     And Financial Disclosure................................................................... 30

PART III

         Item 9.     Directors, Executive Officers, Promoters and Control Persons............................... 31
         Item 10.    Executive Compensation..................................................................... 33
         Item 11.    Security Ownership Of Certain Beneficial Owners And Management............................. 35
         Item 12.    Certain Relationships And Related Transactions............................................. 35
         Item 13.    Exhibits and Reports on Form 8-K........................................................... 35

                                     PART I.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") is a registered one-bank holding company, headquartered in Elberton, Georgia. The Company's full service banking activities are conducted by its wholly-owned banking subsidiary, Pinnacle Bank, N.A. (the "Bank"), based in Elberton, Georgia with eight offices which are located in Elbert, Franklin and Hart Counties, Georgia. Pinnacle was incorporated under the laws of Georgia in 1982. In 1983, the Company acquired 100% of the outstanding shares of First National Bank in Elberton ("Elberton") and in 1994 acquired Tri-County Bank of Royston ("Royston"). The two subsidiary banks merged as of January 1, 1998 and became Pinnacle Bank, N.A. The Bank has been organized as a national banking association since 1934.

         The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and VISA accounts and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

         As of December 31, 2000, Pinnacle had total assets of approximately $281.8 million, total deposits of approximately $221.7 million, net loans of approximately $166.8 million and shareholders' equity of approximately $42.5 million. The principal executive office of Pinnacle is located at 884 Elbert Street, Elberton, Georgia 30635-0430, and its telephone number at that address is (706) 283-2854.

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

         DEPOSITS. The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2000, the Bank's deposit base, totaling approximately $221.7 million, consisted of approximately $43.3 million in noninterest bearing demand deposits (19.5% of total deposits), approximately $51.1 million in interest-bearing demand deposits (including money market accounts) (23.0% of total deposits), approximately $16.8 million in savings deposits (7.6% of total deposits), approximately $81.4 million in time deposits of less than $100,000 (36.7% of total deposits), and approximately $29.1 million in time deposits of $100,000 or more (13.1% of total deposits).

         INTEREST RATE SENSITIVITY. The absolute level and volatility of interest rates can have a significant impact on Pinnacle's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates, in order to achieve Pinnacle's overall financial goals. Management establishes tolerance ranges for interest rate sensitivity and manages within these ranges by using income simulation modeling as the primary tool to measure interest rate risk. The most recent simulations indicate Pinnacle is only slightly impacted by changes in interest rates in the short term but an extended period of increased interest rates will negatively impact future earnings.

         An indicator of the interest rate sensitivity structure of a financial institution's balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the "gap". Pinnacle manages the gap between rate- sensitive assets and rate-sensitive liabilities to keep it at an acceptable level, rather than place significant earnings at risk by attempting to predict the frequency, direction and magnitude of interest rate fluctuations.

         Table 8 in the statistical information reflects the gap position of Pinnacle's consolidated balance sheet. At December 31, 2000, the gap analysis reflects a negative gap at the one-year interval equivalent to 29.1% of earning assets, as compared to 36.3% at December 31, 1999.

         The rate sensitivity analysis table is designed to demonstrate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Pinnacle's assets and liabilities for the period shown. A ratio of interest earning assets to interest bearing liabilities (more interest earnings assets repricing in a given period than interest bearing liabilities) greater than 100% indicates that an increase in interest rates will generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income. A ratio of earning assets to interest-bearing liabilities of less than 100% indicates that a decrease in interest rates will generally result in an increase in net income for Pinnacle and an increase in interest rates will result in a decrease in net income. Since changes in interest rates do not result in identical changes in all assets and liabilites, the interest sensitivity gap is only an indicator of the potential effects of interest rate changes on net interest income. See also the "Asset/Liability Management" section below.

         LOANS. The Bank makes both secured and unsecured loans to individuals, firms and corporations. These loans to consumers and businesses include open ended, installment, and revolving types of credit for its customers. At December 31, 2000, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 13.6%, 74.8%, and 11.6%, respectively, of Pinnacle's total loan portfolio. The real estate loans made by the Bank include residential construction, first and second mortgage loans, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

         LENDING POLICY. The current lending strategy of the Bank is to make loans only to persons and businesses who reside, work, or are located in the Bank's primary trade areas. Loans are made to borrowers who are well established and have collateral and cash flow to support repayment of the loan. Unsecured loans normally are made only to borrowers who have an unblemished repayment history. Real estate loans usually are made only when such loans are secured by real property located in Elbert, Franklin and Hart Counties, or counties contiguous to the Bank's market area.

         The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of loans which he can make to a single borrower or related group of borrowers. All loans in excess of $100,000 (or loan relationships where the aggregate exceeds $100,000, excluding amortizing mortgage loans) are reviewed at least annually. All loans above the lending officer's authority up to $350,000 must be approved by the Chief Credit Officer prior to being committed. All loans over $350,000 require Senior Loan Committee approval. The Senior Loan Committee consists of the Bank's executive officers and other senior loan officers. Lending relationships exceeding $500,000 are reviewed annually by the Executive Loan Committee which includes outside directors. The Executive Loan Committee also reviews and approves the adequacy of the Bank's allowance for loan losses on a quarterly basis.

         Making working capital loans to businesses is a traditional function of commercial banks. Such loans are expected to be repaid out of the current cash flow of the commercial entity as the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Bank's policy to secure these loans. Many of the Bank's commercial loans are secured by real estate. Loans secured by commercial real estate are subject to certain inherent risks. Commercial real estate can be considered illiquid and commercial real estate values are subject to fluctuation depending upon economic conditions.

         Inter-agency  guidelines  adopted by federal bank regulators  including the Office of the Comptroller of the Currency mandate that financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards. The Bank has adopted these standards. These standards limit loan-to-value ratios for various types of real estate loans as set forth below. The Bank may make exceptions to the standards, which are identified and reported.

       LOAN CATEGORY                               LOAN-TO VALUE LIMIT (PERCENT)

       Raw Land                                              65
       Land Development                                      75
       Construction:
         Commercial, multifamily (1) and

                Other nonresidential                         80
         1- to 4- family residential                         85
       Improved Property                                     85
       Owner-occupied 1- to 4- family and                    (2)
         home equity



         LOAN REVIEW AND NONPERFORMING ASSETS. The Bank reviews its loan portfolio to identify deficiencies and to take corrective action. Lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $100,000 or more and ongoing review of all past due loans. Past due loans are reviewed at least weekly by lending officers and a summary report is reviewed monthly by the Board of Directors of the Bank. The Board of Directors reviews all loan relationships over $500,000 at least once annually.

         ASSET/LIABILITY MANAGEMENT. A committee composed of officers is charged with managing the Bank's assets and liabilities. The committee's task is to manage asset growth, liquidity and capital. To meet these objectives while maintaining prudent management of risks, the committee directs the Bank's overall acquisition and allocation of funds. At its quarterly meetings, the committee reviews and discusses (a) growth and performance of the Bank compared to projections and the annual budget, (b) peer group comparisons, (c) simulations prepared by an independent outside vendor summarizing the interest rate risk inherent in the balance sheet of the institution, and (d) other variables, such as expected loan

-----------------
(1)      Multifamily construction includes condominiums and cooperatives.

(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4- family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancements in the form of either mortgage insurance or readily marketable collateral is required.

demand,   investment   opportunities,   core  deposit  growth  within  specified
categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

         INVESTMENT POLICY. The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed at least annually by the Board of Directors. Individual transactions and investment portfolio composition, characteristics, and performance are reviewed periodically by the Board of Directors.

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

         EMPLOYEES. At December 31, 2000, the Bank had 100 full-time and 19 part- time employees. Pinnacle has no employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that their employee relations are good.

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

         At December 31, 2000, the Bank ranked on the basis of total deposits and assets of $221.7 million and $281.8 million, respectively, as one of the largest depository institutions located in Elbert, Franklin and Hart Counties.

         SUPERVISION AND REGULATION. Pinnacle is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). Pinnacle is required to file financial information with the Federal Reserve quarterly and is subject to periodic examination by the Federal Reserve.

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

         In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

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

         Under the regulations of the OCC, dividends may be declared out of net profits of the association. The approval of the OCC is required if the total of all dividends declared by such association exceed the total of its net profits for the year combined with its retained net profits for the preceding two years.

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

         CAPITAL ADEQUACY. The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off- balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk weighted assets of four percent (4%). In addition, the Federal Reserve and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to average total assets for the most highly rated banks and bank holding companies. "Tier One
Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk based ratio to assess capital adequacy of banks and bank holding companies. The capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

The following table presents the Bank's capital ratios at December 31, 2000:

                                                   Minimum             Minimum
                                                   Capital             for well
                                 Actual           Requirement        Capitalized
                                 ------           -----------        -----------

Tier 1 Capital to
   Risk weighted

   Assets                        21.41%              4.0%                6.0%


Total Capital to
   Risk weighted

   Assets                        22.62%              8.0%               10.0%

Leverage Ratio (Tier 1
   Capital to Total
   Average Assets)               15.14%             3.0%                 5.0%

         RECENT LEGISLATIVE AND REGULATORY ACTION. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

         o        prohibits    non-financial    entities   from   acquiring   or
                  establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's main office is located at 884 Elbert Street, Elberton, Georgia 30636-0430, and its telephone number at that office is (706) 283-2854. The Bank has six branches that it owns and one supermarket branch that it leases.

         The Bank's main office consists of approximately 22,500 square feet of usable office space. The downtown Elberton office is located at 32 College Avenue, Elberton, Georgia and consists of approximately 4,200 square feet of usable office space. The Bowman office is located at 27 North Broad Street, Bowman, Georgia and contains approximately 2,700 square feet of usable office space. The Hartwell office is located at 135 East Franklin Street,

Hartwell, Georgia and consists of approximately 4,200 square feet of usable office space. The Royston location is located at 861 Church Street, Royston, Georgia and contains approximately 9,440 square feet of usable office space. The Franklin Springs branch is located at 2311 West Main Street, Franklin Springs, Georgia and contains approximately 2,300 square feet of office space. The Lavonia office is located at 12321 Augusta Road, Lavonia, Georgia and has approximately 4,200 square feet of usable office space. The supermarket branch, which is leased from Dill's Food City supermarket, is located at 721 Cook Street and contains approximately 540 square feet of space. Management of the Bank believes that these properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

         Pinnacle Bank, N.A. is party to litigation arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         STOCK. There is no established public trading market for the Company's Common Stock. As of March 15, 2001, the Company had 380 shareholders of record. Management is aware of 20 sales of Pinnacle stock in 2000, aggregating 2,231 shares in blocks ranging from 10 shares to 400 shares at prices ranging from $82 to $95 per share. Management is aware of 14 sales of its stock in 1999, aggregating approximately 3,858 shares in blocks ranging from 10 shares to 1,464 shares at prices ranging from $70 to $82 per share.

         DIVIDENDS. In 2000 and 1999, the Company declared cash dividends aggregating $1,843,200 ($2.40 per share) and $4,684,800 ($6.10 per share), respectively. The 1999 amount includes $1,497,600 ($1.95 per share) that was not paid until January 2000. The Company intends to continue paying cash dividends on a quarterly basis. The amount and frequency of dividends will, however, be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in the "Supervision and Regulation" section of this 10-KSB and in Note 15 to the Company's consolidated financial statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's Discussion and Analysis of Pinnacle analyzes the major elements of Pinnacle's consolidated balance sheets and statements of income. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A.

         For a comprehensive presentation of Pinnacle's financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements, selected statistical information and accompanying disclosures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs for credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased) and the investment securities portfolio. At December 31, 2000, 5.3% of the investment securities portfolio had maturity dates within the next year and an additional 57.8% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans, monthly repayments from mortgage-backed securities, and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $22.0 million on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes either short term or long term borrowings up to 15% of assets (approximately $42 million). Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized. Pinnacle's Asset/Liability management policies are outlined in more detail on page 4 of this Form 10-KSB.

         Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Cash and cash equivalents increased from December 31, 1999 l evels by $2.7 million while while securities available for sale decreased by $7.9 million from December 31, 1999 to December 31, 2000. The average balance in these investment securities decreased by $9.0 million in the current year compared to 1999. The average balance in Federal Funds sold in 2000 and 1999 was $1.5 million and $4.6 million, respectively. The decline in investments and Federal Funds sold reflects improved management of lower yielding Federal funds sold, their use to fund increased loan demand, and a security restructuring transaction in the third quarter of 2000. This transaction involved the sale of $9.8 million of securities at a pretax loss of approximately $390,000. The proceeds were used to purchase approximately $4.1 million of longer term, higher yielding securities and to repay short term borrowings of the Bank. See discussion below regarding sources of funds.

         Total interest-earning assets increased by $5.2 million or 2.1% from December 31, 1999 to December 31, 2000. Average net loans increased $18.7 million or 12.9% to $163.8 million in 2000 over 1999. As reflected in Table 4 of the statistical information presented below, fixed rate mortgages increased $5.3 million to $79.9 million at December 31, 2000 while variable rate mortgages increased $11.0 million to $39.8 million at that same date. The higher percentage of fixed rate mortgages reflects the preference of borrower's for fixed rate financing in Pinnacle's lending area.

         The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased to $2.3 million at December 31, 2000 from $2.1 million at December 31, 1999. The Bank experienced loan charge-offs of $459,000 in the year ended December 31, 2000 compared to $425,000 in 1999. Net charge-offs amounted to $261,000 in 2000 compared to $256,000 in 1999. The allowance for loan losses represented 1.4% of total loans outstanding at December 31, 2000 and 1999.

         The balance of other real estate owned increased from $175,000 at December 31, 1999 to $384,000 at December 31, 2000. This increase is the net result of the sale of nine properties and the foreclosure of twelve new properties during 2000. Loans with carrying values of $4.5 million and $651,000 have been recognized as impaired as of December 31, 2000 and December 31, 1999, respectively. The total allowance for loan losses associated with those loans was $1,215,000 and $477,000, respectively. The average investment in impaired loans was $2.1 and $1.1 million, respectively. Unrecorded income on nonaccrual loans for 2000 was $126,000. The significant increase in nonperforming assets is the result of one large commercial relationship that has discontinued operations. The borrower has filed for protection under Chapter 7 of the Federal Bankruptcy Code. Management does not believe the increase represents a trend in the entire portfolio. Real estate secures $3.7 million of the impaired loans while the remainder are unsecured or secured by other forms of collateral.

         Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $3.4 million to $221.7 million at December 31, 2000 from $218.3 million at December 31, 1999, due primarily to normal growth.

Noninterest-bearing deposits increased $1.6 million to $43.3 million at December 31, 2000 while interest-bearing deposits increased $1.7 million to $178.3 million.

         As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds borrowed and FHLB advances to meet short term liquidity needs and to leverage its existing capital. The Bank repaid all $7.5 million of the short term FHLB advances that existed as of December 31, 1999 and subsequently increased its borrowings as needed, primarily to fund loan growth. As part of the third quarter securities restructuring transaction mentioned above, the Bank extended the maturity of some of its borrowings so that a total of $3 million of FHLB advances have a maturity of one year or greater. Pinnacle had no federal funds purchased as of December 31, 2000 but averaged approximately $555,000 during the year. The Bank anticipates continued use of these sources of funds to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

         Shareholders' equity increased $4.0 million to $42.5 million at December 31, 2000 from $38.5 million at December 31, 1999. Net earnings retained during the year amounted to $2.4 million while equity increased $1.7 million due to an increase from a $1.6 million net unrealized loss on investments available for sale to an unrealized gain of $152,000 (all unrealized amounts are reported net of their tax impact). The change in unrealized amounts reflects the significant decrease in interest rates in November and December 2000.

         Dividends declared decreased by $3.70 per share from $6.10 per share in 1999 to $2.40 in 2000 due to the declaration of two special dividends by Pinnacle's Board of Directors in the fourth quarter of 1999. These two dividends, totaling approximately $3.0 million, were declared and paid in recognition of the Bank's earnings history and strong capital position. Approximately $1.5 million of the special dividend was paid in December 1999, with the remainder paid in January 2000. The declared but unpaid dividend is reflected in the balance sheet at December 31, 1999 as a liability, with the amount reduced from retained earnings. The dividends in 2000 reflect the returning to a "normal" level of dividends.

         Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.5% in 2000.

         Pinnacle's financial statements include a disclosure of the fair value of financial instruments. The fair value and carrying amounts of Pinnacle's financial assets at December 31, 2000 amounted to $281.6 million and $281.8 million, respectively, compared to the fair value and carrying amounts of liabilities of $226.8 million and $239.2 million, respectively. Comparable values of assets at December 31, 1999 were $273.2 million and $273.1 million, respectively, while comparable liability values at December 31, 1999 were $223.5 million and $234.6 million. The details of the fair value estimates and assumptions can be found in Note 14 of the financial statements.

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

RESULTS OF OPERATIONS

         Pinnacle's operational results primarily depend on the earnings of the Bank. The earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings. As mentioned in the "Interest Rate Sensitivity" section, future earnings are impacted by changes in interest rates.

                  Interest income on interest bearing assets increased by $1.6 million (7.6%) as a result of increases in average yields from 8.2% to 8.6% and in average earning assets. The increase in yield reflects a general increase in interest rates during the period as Federal Reserve policy resulted in several changes in prime rate during the year. Consequently, a significant portion of the loan portfolio repriced upward while new lending and purchases of investment securities were made at higher rates than in the previous year. Finally, management's attention to the Federal Funds sold position and decision to sell a portion of the investment portfolio for restructuring purposes resulted in higher overall yields. Correspondingly, interest expense increased by $1.3 million from 1999 as a result of growth in deposits and borrowings as well as increased costs of funds. The increase in interest expense reflects an increase in the use of borrowings that have a higher cost than core deposits, a slight increase in average deposits, and increased costs of funds in our certificates of deposits resulting from the aforementioned change in Federal Reserve policy. As a result of the above changes in the bank's loan portfolio and increases in interest rates, net interest income in the year ended December 31, 2000 increased by $246,000 or 1.9% as compared to 1999. The analysis of interest rates and the interest differential in the selected statistical information, included elsewhere in this report, illustrates the trends occurring in interest rates during 2000.

         The provision for loan losses is the charge to operating expenses that management believes is necessary to fund the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $500,000 in 2000 and $300,000 for possible loan losses in 1999. The increased provision reflects the growth in the loan portfolio as well as an increase in impaired and delinquent loans. As indicated earlier, the bank has one significant loan relationship that has caused a significant increase in the level of impaired loans.

         Pinnacle's other income decreased by $102,000 to $2.2 million in 2000. The decline is associated with a decrease of approximately $200,000 in fees related to the origination of mortgage loans. This decline resulted from a reduction in mortgage originations as a result of higher interest rates. Other fee income and service charges increased slightly to partially offset this reduction.

         Other expenses increased by $1.3 million in 2000 primarily due to three nonrecurring charges recognized by Pinnacle. The first item relates to the retirement of the Bank's president that was announced in the first quarter of 2000. The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $237,000. Payments under the agreement result in charges to the established liability account and do not have an impact on future earnings. The second charge is the result of an unfavorable ruling in a lawsuit in which the court granted Capital Resource Funding ("CRF") a motion for summary judgement on its claim regarding unlawful conversion of assets. In May 2000, Pinnacle reached an agreement with CRF and paid a settlement of approximately $325,000. Finally, the Bank restructured its investment portfolio in the third quarter to sell under performing assets, invest in higher yielding investment securities, and decrease its reliance on short term debt. This transaction resulted in a loss of approximately $390,000. These three transactions cumulatively increased other expenses by $952,000. Other increases in expenses during the period amounted to approximately $316,000, or 4.1%, and included normal increases in compensation and related expenses, and increased occupancy expenses (especially equipment and property maintenance).

         Pinnacle's income tax expense decreased $451,000 in 2000 compared to 1999 as the effective income tax rate decreased to 30.4% in 2000 from 31.1% in 1999 and taxable income decreased. The decreased effective tax rate primarily resulted from tax-exempt interest income being a more significant percentage of taxable income.

         Net income for the year ended December 31, 2000 was $4.2 million and represents returns of 10.4% on average shareholders' equity and 1.5% on average assets. Comparable amounts during 1999 were $5.1 million, 12.3% and 1.9%, respectively. As indicated above, net income decreased primarily due to increased operating expenses caused in large part by three separate nonrecurring items and increased loan loss provisions. The operating ratios reflect the decreased earnings compared to a slightly larger asset base.

The following tables present Pinnacle's regulatory capital position at December 31, 2000:

                          (Rounded to nearest thousand)


Total Risk Adjusted Assets                                                 $192,795
                                                                            =======

Risk Based Capital Ratios:

TIER 1 CAPITAL
         Common stock                                                      $   7,680              3.98%
         Surplus                                                               7,280              3.78%
         Retained earnings                                                    27,420             14.22%
                                                                            --------             -----

         Total Tier 1 capital                                                 42,380             21.98%
         Tier 1 minimum requirement                                            7,712              4.00%
                                                                            --------             -----

         Excess (shortfall)                                                $  34,668             17.98%
                                                                            ========             =====

TOTAL CAPITAL
         Tier 1 from above                                                  $ 42,380             21.98%
         Allowance from loan losses, limited to 1.25%
            of risk weighted assets                                            2,352              1.22%
                                                                            --------             -----

         Total Tier 2 capital                                                 44,732             23.20%
         Tier 2 minimum requirement                                           15,424              8.00%
                                                                            --------             -----

         Excess (shortfall)                                                $  29,308             15.20%
                                                                            ========             =====

LEVERAGE RATIO
         Tier 1 capital                                                     $ 42,380             15.34%
         Minimum requirement                                                   8,286              3.00%
                                                                               -----             -----

         Excess (shortfall)                                                 $ 34,094             12.34%
                                                                             =======             =====

Average total assets, net of goodwill                                       $276,200
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

Table 1
Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets and Net Interest Earnings

                                            --------------- 2000 -----------------        -------------------- 1999 ----------------
                                                               Interest                                      Interest
                                                Average         Income/     Yield/              Average       Income/       Yield/
                                               Balances         Expense      Rate              Balances       Expense        Rate
                                             ------------     ----------    ------           -----------    ----------      ------
Assets:
Interest-earning assets:
  Loans (including loan fees)                $163,825,573    $16,629,961    10.15%          $145,141,797   $14,527,573      10.01%


  Investment securities:
    Taxable                                    71,538,421      4,522,416     6.32%            80,885,666     4,905,061       6.06%
    Nontaxable (a)                             17,606,405      1,359,083     7.72%            17,161,110     1,354,012       7.89%
  Federal funds sold                            1,570,798        106,950     6.81%             4,591,789       242,797       5.29%
                                             ------------    -----------     -----          ------------   -----------       -----


    Total interest-earning assets             254,541,197     22,618,410     8.89%           247,780,362    21,029,443       8.49%

Noninterest earning assets:
  Cash and due from bank                        9,125,713                                      8,750,038
  Premises & equipment                          8,194,715                                      8,399,884
  Other assets                                  6,871,743                                      4,710,160
                                             ------------                                   ------------

  Total assets                               $278,733,368                                   $269,640,444
                                             ============                                   ============


Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits           $53,735,905      1,612,554     3.00%           $51,450,881     1,277,067       2.48%
   Savings deposits                            17,532,246        460,489     2.63%            18,385,791       485,745       2.64%
   Time deposits                              109,612,174      6,112,211     5.58%           110,188,748     5,637,386       5.12%
   Borrowings                                   9,963,661        633,468     6.36%             1,330,767        77,179       5.80%
                                             ------------      ---------     -----          ------------   -----------       -----

    Total interest bearing liabilities        190,843,986      8,818,722     4.62%           181,356,187     7,477,377       4.12%

Noninterest bearing liabilities:
  Noninterest bearing demand                   43,867,765                                     43,410,734
  Other liabilities                             4,237,010                                      3,733,700
                                             ------------                                   ------------

                                              238,948,761                                    228,500,621
   Shareholders' equity                        39,784,607                                     41,139,823
                                             ------------                                   ------------

    Total liabilities and shareholders'
     equity                                  $278,733,368                                   $269,640,444
                                             ============                                   ============

Excess of interest-earning assets over
 interest bearing liabilities                 $63,697,211                                    $66,424,175
Ratio of interest-earning assets to
 interest-bearing liabilities                     133.38%                                        136.63%
Net interest income                                          $13,799,688                                   $13,552,066
                                                             ===========                                   ===========
Net interest spread                                                          4.27%                                           4.37%
Net interest yield on interest earning assets                                5.42%                                           5.47%

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

Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets and Net Interest Earnings

                                                   ----------------- 1998 ----------------
                                                                     Interest
                                                       Average        Income/     Yield/
                                                      Balances        Expense      Rate
                                                    ------------    ----------    ------
Assets:
Interest-earning assets:
  Loans (including loan fees)                       $142,418,653    $14,850,838    10.43%
  Investment securities:
    Taxable                                           74,335,476      4,602,324     6.19%
    Nontaxable (a)                                    14,771,090      1,202,689     8.14%
  Federal funds sold                                   7,501,804        385,785     5.14%
                                                     -----------     ----------     ----

    Total interest-earning assets                    239,027,023     21,041,636     8.80%
Noninterest earning assets:
  Cash and due from banks                              7,781,657
  Premises & equipment                                 7,838,467
  Other assets                                         4,743,047
                                                     -----------

    Total assets                                    $259,390,194
                                                     ===========

Liabilities and shareholders' equity:
Interest bearing liabilities:
   Interest bearing demand deposits                  $47,241,779      1,226,874     2.60%
   Savings deposits                                   17,501,057        528,857     3.02%
   Time deposits                                     112,620,899      6,171,025     5.48%
   Borrowings                                             11,178            657     5.88%
                                                     -----------     ----------     -----

    Total interest bearing liabilities               177,374,913      7,927,413     4.47%

Noninterest bearing liabilities:
  Noninterest bearing demand                          39,613,496
  Other liabilities                                    3,396,896
                                                     -----------
                                                     220,385,305

Shareholders' equity                                  39,004,889
                                                     -----------

    Total liabilities and shareholders'
     equity                                         $259,390,194
                                                     ===========

Excess of interest-earning assets over
 interest bearing liabilities                       $ 61,652,110

Ratio of interest-earning assets to
 interest-bearing liabilities                            134.76%

Net interest income                                                 $13,114,223
                                                                    ===========

Net interest spread                                                                 4.33%
Net interest yield on interest earning assets                                       5.49%


Table 2
Pinnacle Financial Corporation and Subsidiaries
Volume/Rate Analysis


The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 2000 over 1999 and 1999 over 1998.

                                                           2000 over 1999                                1999 over 1998
                                                           --------------                                --------------

                                             Increase (decrease) due to changes in:        Increase (decrease) due to changes in:
                                             --------------------------------------        --------------------------------------


Interest income on:
                                              Volume          Rate          Total         Volume           Rate          Total
                                            -----------    -----------    -----------    -----------    -----------    -----------
  Loans (including loan fees)               $ 1,899,189    $   203,199    $ 2,102,388    $   284,024    $  (607,289)   $  (323,265)

  Investment securities:
    Taxable                                    (592,948)       210,303       (382,645)       399,373        (96,636)       302,737
    Non-taxable (a)                              34,245        (29,174)         5,071        188,251        (36,928)       151,323
  Federal funds sold                           (205,642)        69,795       (135,847)      (154,241)        11,253       (142,988)
                                            -----------    -----------    -----------    -----------    -----------    -----------
      Total interest earning assets         $ 1,134,844    $   454,123    $ 1,588,967    $   717,407    $  (729,600)   $   (12,193)
                                            ===========    ===========    ===========    ===========    ===========    ===========

Interest expense on:

  Deposits:
    Interest-bearing demand                 $    56,669    $   278,818    $   335,487    $   106,883    $   (56,690)   $    50,193
    Savings                                     (23,417)        (1,839)       (25,256)        26,719        (69,831)       (43,112)
    Time                                        (29,521)       504,346        474,825       (133,282)      (400,357)      (533,639)
    Borrowings                                  548,837          7,452        556,289         76,531             (9)        76,522
                                            -----------    -----------    -----------    -----------    -----------    -----------
 Total interest-bearing liabilities         $   552,568    $   788,777    $ 1,341,345    $    76,851    $  (526,887)   $  (450,036)
                                            ===========    ===========    ===========    ===========    ===========    ===========


Rate/volume variances were allocated on a weighted average basis between volume and rate.

(a) Tax exempt income is calculated on a tax equivalent basis.

Table 3
Pinnacle Financial Corporation and Subsidiary
Investment Portfolio

The following table presents the amortized cost and market value of investments by category at December 31, 2000, 1999, and 1998:

                                                2000                             1999                              1998
                                                ----                             ----                              ----

                                   Amortized                          Amortized                         Amortized
                                   ---------                          ---------                         ---------
                                      Cost           Market             Cost            Market             Cost             Market
                                      ----           ------             ----            ------             ----             ------
U.S. Treasury and

  U.S. Gov't Agencies             $63,123,148     $63,209,810        $75,792,343     $73,592,108        $74,446,250      $75,410,866
State, county and municipal        19,066,843      19,209,016         19,571,315      19,296,812         15,736,579       16,391,370
Other investments                   4,738,865       4,756,760          2,252,136       2,211,800            982,069        1,005,050
                                   ----------      ----------       ------------      ----------            -------        ---------
       Totals                     $86,928,856     $87,175,586        $97,615,794     $95,100,720        $91,164,898      $92,807,286
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

                                           U.S. Treasury and       State, County        Other          Weighted
Maturities at December 31, 2000           U.S. Gov't Agencies      and Municipal     Investments    Average Yields
-------------------------------           -------------------      -------------     -----------    --------------
Within 1 year                                     $ 3,493,313        $ 1,099,000      $        0             6.60%
After 1 through 5 years                            56,777,608          9,414,626       2,559,605             6.34%
After 5 through 10 years                            2,938,889          5,942,434       1,748,655             6.96%
After 10 years                                              0          2,752,956         448,500             7.02%
                                                   ----------         ----------       ---------             ----
Totals                                            $63,209,810        $19,209,016      $4,756,760             6.45%
                                                   ==========         ==========      ==========             ====

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio

The following table presents loans by type at the end of each of the last five years.

                                                      2000               1999              1998            1997             1996
                                                      ----               ----              ----            ----             ----
Commercial, financial
  and agricultural                               $ 19,566,350       $ 19,369,499      $ 22,383,379     $ 23,267,802     $ 18,406,805
Real estate - construction                          6,893,572          6,602,735         5,017,757        5,780,973        2,975,741
Real estate - mortgage                            119,624,187        103,411,277        88,232,782       87,272,975       88,013,785
Installment loans to individuals                   23,058,750         27,000,807        28,461,144       28,004,470       23,838,085
                                                  -----------        -----------       -----------      -----------      -----------

    Totals                                       $169,142,859       $156,384,318      $144,095,062     $144,326,220     $133,234,416
                                                  ===========        ===========       ===========      ===========      ===========

As of December 31, 2000, maturities of loans in the indicated classifications were as follows:

                                                            Commercial,
                                                          Financial and                Real Estate
  Maturity                                                 Agricultural               Construction                  Total
  --------                                                 ------------               ------------                  -----

Within 1 year                                               $ 7,149,322                 $5,991,996               $13,141,318
1 to 5 years                                                 10,304,507                    901,576                11,206,083
After 5 years                                                 2,112,521                     --                     2,112,521
                                                             ----------                  ---------                ----------
Totals                                                      $19,566,350                 $6,893,572               $26,459,922
                                                             ==========                  =========                ==========

As of December 31, 2000, the interest terms of loans maturing after one year in the indicated classifications for the indicated maturity ranges are as follows:

                                                                Fixed                    Variable
                                                           Interest Rates             Interest Rates                 Total
                                                           --------------             --------------                 -----

Commercial, financial and
  agricultural:

    1 to 5 years maturity                                    $7,998,563                 $2,305,944               $10,304,507
    After 5 years maturity                                      181,427                  1,931,094                 2,112,521
                                                              ---------                  ---------               -----------
                                                              8,179,990                  4,237,038                12,417,028
                                                              ---------                  ---------               -----------
Real estate-construction:
    1 to 5 years maturity                                       901,576                      --                      901,576
    After 5 years maturity                                       --                          --                        --
                                                              ---------                  ---------               -----------
                                                                901,576                      --                      901,576
                                                              ---------                  ---------               -----------

                                                             $9,081,566                 $4,237,038               $13,318,604
                                                              =========                  =========                ==========

Pinnacle's commercial, financial and agricultural loans and installment loans to individuals include secured and unsecured loans as detailed below:

                                                                  2000                       1999                     1998
                                                                  ----                       ----                     ----
Commercial, financial and agricultural
    Secured                                                 $16,055,742                $16,680,933               $18,694,505
    Unsecured                                                 3,510,608                  2,688,566                 3,688,874
                                                             ----------                  ---------                 ---------

                                                            $19,566,350                $19,369,499               $22,383,379
                                                             ==========                 ==========                ==========

Installment loans to individuals
    Secured                                                 $17,929,544                $21,360,405               $22,646,210
    Unsecured                                                 5,129,206                  5,640,402                 5,814,934
                                                             ----------                 ----------                 ---------

                                                            $23,058,750                $27,000,807               $28,461,144
                                                             ==========                 ==========                ==========

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio - (continued)


The collateral for these various types of secured loans generally includes vehicles, commercial and farm machinery and equipment, and stock.

Pinnacle's real estate - mortgage loans and consumer loans are primarily fixed rate loans.

                                                                2000                      1999                       1998
                                                                ----                      ----                       ----
Real estate - mortgage:

    Fixed                                                  $ 79,871,781               $ 74,578,960               $60,166,600
    Variable                                                 39,752,406                 28,832,317                28,066,182
                                                             ----------                -----------                ----------
                                                           $119,624,187               $103,411,277               $88,232,782
                                                            ===========                ===========                ==========

Installment loans to individuals:
    Fixed                                                  $ 22,268,023               $ 26,381,960               $26,048,737
    Variable                                                    790,727                    619,224                 2,412,407
                                                            -----------                -----------                ----------

                                                           $ 23,058,750               $ 27,000,807                28,461,144
                                                            ===========                ===========                ==========



The following summarizes past due, non-accrual and restructured loans as of December 31, 2000, 1999, 1998, 1997, and 1996:

                                                      2000               1999             1998             1997             1996
                                                      ----               ----             ----             ----             ----
Accruing loans 90 days or more past due            $918,476           $235,571        $ 233,337          $934,134        $2,669,721
Non-accrual loans                                 4,059,027             48,641          139,087           102,185           234,594
Restructured loans                                  181,389            188,835          196,262           251,356           228,375

Accruing loans 90 days or more past due as of December 31, 2000 includes three significant loans totaling $753,167. One of these loans, amounting to $385,932 was subsequently brought current. One loan totaling $241,776 was subseqeuntly placed on nonaccrual while the collateral for the remaining loan was foreclosed upon in February 2001. The nonaccual loans at December 31, 2000 includes $3,720,354 to one commercial relationship that has discontinued operations.

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

The restructured loan is secured by real estate and approved by the Board of Directors.

Table 5
Pinnacle Financial Corporation and Subsidiary
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

                                                       2000               1999            1998             1997             1996
                                                       ----               ----            ----             ----             ----

Balance at beginning of year                      $2,113,735         $2,070,005        $2,038,015       $1,842,152       $1,828,722
                                                   ---------          ---------         ---------        ---------        ---------
Charge-offs:

  Commercial, financial and agricultural             281,344            351,864           193,748          109,846          309,746
  Real estate-construction                                --                 --                --               --               --
  Real estate-mortgage                               167,985             55,049            80,992               --               --
  Installment loans to individuals                    10,145             18,421            57,762           79,377          136,747
                                                   ---------             ------            ------           ------         --------

                                                     459,474            425,334           332,502          189,223          446,493
                                                   ---------            -------        ----------        ---------         --------
Recoveries:

  Commercial, financial and agricultural              79,994             38,969            28,895           80,388           17,846
  Real estate-construction                                --                 --                --               --               --
  Real estate-mortgage                               116,876            110,335            92,380           52,801           10,780
  Installment loans to individuals                     1,114             19,760            18,217           17,897           21,997
                                                    --------             ------            ------         --------          -------

                                                     197,984            169,064           139,492          151,086           50,623
                                                   ---------            -------           -------          -------        ---------

  Net charge-offs                                    261,490            256,270           193,010           38,137          395,870
                                                    --------            -------           -------          -------         --------

  Additions charged to operations                    500,000            300,000           225,000          234,000          409,300
                                                    --------            -------           -------         --------         --------

  Balance at end of year                          $2,352,245         $2,113,735        $2,070,005       $2,038,015       $1,842,152
                                                   =========          =========        ==========        =========        =========

Ratio of net charge-offs during the period to
  average loans outstanding during the period            .16%               .18%              .14%             .03%             .32%
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


Allocation of the Allowance for Loan Losses:

                                                      2000              1999             1998             1997            1996
                                                      ----              ----             ----             ----            ----
Domestic:
 Commercial, financial and agricultural          $ 1,357,106       $   563,252       $   612,820      $   483,911      $   363,000
 Real Estate-construction                             36,000            51,000            36,000                0                0
 Real Estate-mortgage                                 46,000            84,300            99,300          241,777          155,000
 Installment loans to individuals                     55,000            82,852           122,500           92,706           18,000
Unallocated                                          858,139         1,332,331         1,199,385        1,219,621        1,306,152
                                                     -------         ---------         ---------        ---------        ---------
                                                  $2,352,245        $2,113,735        $2,070,005       $2,038,015       $1,842,152
                                                   =========         =========         =========        =========        =========

Table 6
Pinnacle Financial Corporation and Subsidiary
Deposits

The following table presents average balances of deposits and the average rates paid on such deposits for 2000, 1999, and 1998.

                                           2000                           1999                             1998
                               ---------------------------    ---------------------------    ----------------------------

                                    Amount           Rate           Amount          Rate          Amount            Rate
                                    ------           ----           ------          ----          ------            ----
Demand deposits:
  Noninterest bearing          $ 43,867,765             --     $ 43,410,734           --      $ 39,613,496             --
  Interest-bearing               53,735,905          3.00%       51,450,881        2.48%        47,241,779          2.60%
Savings deposits                 17,532,246          2.63%       18,385,791        2.64%        17,501,057          3.02%
Time deposits                   109,612,174          5.58%      110,188,748        5.12%       112,620,899          5.48%
                                -----------                     -----------                    -----------

    Totals                     $224,748,090                    $223,436,154                   $216,977,231
                                ===========                     ===========                    ===========

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2000 are summarized as follows:

                                            Time Certificates
                                               of Deposit
                                               ----------

Within 3 months                               $ 5,529,576
After 3 through 6 months                        9,314,514
After 6 through 12 months                       9,885,655
After 12 months                                 4,410,962
                                               ----------

     Total                                    $29,140,707
                                               ==========


Table 7
Selected Ratios

The following table sets out certain ratios of Pinnacle for the years indicated.

                                           2000            1999           1998
                                           ----            ----           ----

Net income to:
  Average shareholders' equity            10.38%          12.34%         12.64%
  Average assets                           1.51%           1.88%          1.91%
Dividends to net income                   43.85%          92.30%         33.50%
Average equity to average assets          14.53%          15.26%         15.04%

Table 8
Pinnacle Financial Corporation and Subsidiary
Analysis of Interest Rate Sensitivity

The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 2000 with no prepayment assumptions. Also included are the related periodic and cumulative gaps for each period.

                                                                                         One Year
                                                      0-3                 4-12            Through           Over
                                                     Months              Months         Five Years       Five Years          Total
                                                     ------              ------         ----------       ----------          -----
Earning assets:
--------------

Federal funds sold                                $ 1,030,000        $         0       $         0       $        0     $  1,030,000
Taxable investment securities                       2,506,873          5,961,658        53,417,218        7,684,040       69,569,789
Nontaxable investment securities                      475,328            618,327         8,399,721        8,112,421       17,605,797
Loans                                              58,515,781         21,218,041        83,144,726        3,912,066      166,790,614
                                                   ----------         ----------        ----------        ---------      -----------

Total earning assets                              $62,527,982        $27,798,026      $144,961,665      $19,708,527     $254,996,200


Interest bearing liabilities:
----------------------------

Time deposits                                     $19,288,814       $ 67,398,356      $ 23,894,683      $         0     $110,581,853
Other interest bearing deposits                    67,727,838                  0                 0                0       67,727,838
Borrowings                                          4,500,000          5,600,000         3,000,000                0       13,100,000
                                                   ----------         ----------    ---------------     -----------      -----------
Total interest bearing liabilities                $91,516,652       $ 72,998,356      $ 26,894,683     $          0     $191,409,691

Gap summary

Periodic net earning assets                      ($28,988,670)      ($45,200,330)     $118,066,982      $19,708,527     $ 63,586,509

Cumulative net earnings assets                   ($28,988,670)      ($74,189,000)      $43,877,982      $63,586,509     $ 63,586,509

Cumulative ratio of earning assets
  to interest bearing liabilities                      68.32%             54.90%           122.92%          133.22%          133.22%


The rate sensitivity analysis table is designed to indicate Pinnacle's sensitivity to changes in interest rates by setting forth in comparative form the repricing of assets and liabilities for the period shown. In the first year, 35% of all interest earning assets will reprice compared to 86% of interest bearing liabilities. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income.This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to Pinnacle's prime lending rate are different from those of short-term funding sources such as NOW accounts or certificates of deposit. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. Consequently, an interest rate gap analysis may not provide an accurate assessment of Pinnacle's exposure to changes in interest rates. See the "interest rate sensitity" section of this 10KSB for a discussion of significance of the cumulative ratios presented above.

ITEM 7.  FINANCIAL STATEMENTS

         The  financial   statements  and  the  report  of  independent   public
accountants  are  included  in this  report  beginning  at page F-1 of this Form
10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the Company's two most recent fiscal years, the Company did not change accountants and had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                                    PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

                  The directors and executive officers of Pinnacle, their respective ages, positions with Pinnacle, and the Pinnacle common stock owned beneficially by them as of March 15, 2001 are as follows. None of Pinnacle's directors have directorships in other publicly owned companies. Percentages of shares beneficially owned are based on 768,000 shares outstanding on March 15, 2001.

                                                                                  NUMBER OF SHARES
                                                                                 OWNED BENEFICIALLY
      NAME                           AGE          POSITION WITH PINNACLE         (PERCENT OF CLASS)
      ----                           ---          ----------------------         ------------------
Maurice Bond                         66            Director                             896*
H. Thomas Brown                      49            Director                             100*
Linton W. Eberhardt                  61            President & Director                 600* (1)
Don C. Fortson                       51            Director                             830*
Robert H. Hardy                      52            Director                             224*
Robert E. Lee, III                   49            Director                             400*
J. Daniel McAvoy, M.D.               50            Director                             612* (2)
L. Jackson McConnell                 63            Chairman & Director              201,323  (3) (26.2%)
L. Jackson McConnell, Jr.            34            Director                             200*
James E. Purcell                     60            Director                           3,400*
Steven A. Williams                   47            Director                           1,832* (4)

All directors and executive officers as a group (11 persons)                        210,417     (27.4%)

-----------------
*Less than one percent.

(1)     Does not include 193,863 shares held by the JAM Family Partnership II, L.P. pursuant to which Mr. Eberhardt's wife, Alice Eberhardt has sole voting and investment power and 300 shares held directly by Mrs. Eberhardt.  Mr. Eberhardt disclaims beneficial ownership with respect to the shares to which Mrs. Eberhardt has voting power.

(2)     Does not include 100 shares held by Margaret McAvoy,  Dr. McAvoy's wife. Dr McAvoy disclaims beneficial  ownership with respect to the shares to which Mrs. McAvoy has voting power.

(3)     Includes 197,950 shares held by the JAM Family Partnership I, L.P. pursuant to which Mr.
        McConnell has sole voting and investment power.  Does not include 333 shares held by Mr.
        McConnell's wife with respect to which he disclaims beneficial ownership.

(4)     Does not include Mr. Williams 14% ownership of J. A. Williams Family partnership which owns 26,170 shares.  Mr. Williams does not have voting power and disclaims beneficial ownership of these shares.

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

         Mr. Bond is the and former owner and President of Bond Realty and has been a director of the Bank since 1975 and director of Pinnacle since 1996.

         Mr. Brown is the Chief Executive Officer and President of Ty Cobb Healthcare System, Inc. in Royston. He has been a director of the Bank since 1991 and a director of Pinnacle since 1995.

         Mr. Eberhardt has been a director of the Bank since 1972. He was the Chairman, President, and Chief Executive Officer of Royston from 1986 to 1997. He was elected President and a director of Pinnacle in 1995 and has been Vice-Chairman of the Bank since 1997.

         Mr. Fortson has been an officer of the Bank since 1975 and Senior Vice-President since 1997. He has been a director of the Bank since 1992 and a director of Pinnacle since 1998.

         Mr. Hardy is an owner of J. C. Pool Company, Inc., a retail clothing and shoe store in Elberton. He has been a director of the Bank since 1991 and a director of Pinnacle since 1997.

         Mr. Lee is co-owner of Elbert Insurance Associates, Inc. and has been a director of the Bank since 1987 and a director of Pinnacle since 1998.

         Dr. McAvoy is a physician in Elberton and has been a director of the Bank since 1986 and a director of Pinnacle since 1998.

         Mr. L. Jackson McConnell has been Chairman and a director of Pinnacle since 1983 and Chairman and Chief Executive Officer of the Bank since 1990. Mr. McConnell also served as President of the Bank from 1974 through 1990. He has been a director of the Bank since 1963.

         Mr. Jackson McConnell, Jr. has been an officer of the Bank since 1994 and served as an Executive Vice-President from March 1999 until April 2000. Mr. McConnell was named President of the Bank in April 2000. He has been a director of the Bank since 1994 and a director of Pinnacle since 1998.

         Mr. Purcell served as President of the Bank from 1990 until 2000 and was previously an Executive Vice-President. He has been a director of the Bank since 1977 and a director of Pinnacle since 1983.

         Mr. Williams is owner of Tri-State Distributors, Inc., a heating and air conditioning wholesale distributing business. He has been a director of the Bank since 1996 and a director of Pinnacle since 1997.

         Mr. Eberhardt and Mr. L. Jackson McConnell are brothers-in-law and the two McConnells are father and son. There are no other family relationships among the directors of Pinnacle.

ITEM 10.  EXECUTIVE COMPENSATION

                  The following table sets forth the annual and long-term compensation for each of our last three fiscal years paid to the chief executive officer and each executive officer of Pinnacle whose salary and bonus exceeded $100,000 for fiscal year 2000 (the "Named Executive Officers").

                                            SUMMARY COMPENSATION TABLE

                                               Annual Compensation
  Name and Principal                                                                    All Other
      Position                              Year             Salary($)(1)              Compensation
_______________________________________________________________________________________________________

L. Jackson McConnell                        2000              $190,300                  $29,750 (2)
Chairman                                    1999              $188,177                  $28,667 (3)
                                            1998              $187,963                  $28,667 (4)

(1)     Includes directors fees.

(2)     Consists of $29,750 contributed by Pinnacle to Mr. McConnell's account in Pinnacle's profit sharing plan.

(3)     Includes $28,000 and $667 contributed by Pinnacle to Mr. McConnell's account in Pinnacle's profit sharing plan and 401-K Plan, respectively.

(4)     Includes $28,000 and $667 contributed by Pinnacle to Mr. McConnell's account in Pinnacle's ESOP and 401-
        K Plan, respectively.


Director's Compensation
-----------------------

         Compensation is paid for service as directors of the Bank. No additional compensation is paid for service as a director of Pinnacle. Beginning in April 2000, directors received a monthly fee of $1,000. From April 1998 until April 2000, directors received a monthly fee of $800.

Salary Continuation Agreement
-----------------------------

         L. Jackson McConnell, James E. Purcell, Linton W. Eberhardt, and Jackson McConnell, Jr., have entered into non-qualified salary continuation agreements (the "Salary Continuation Plans") with the Bank which provide certain benefits upon their retirement and upon their death. Both the retirement and death benefits are determined at December 31st of each year based on the income performance of a single premium split dollar life insurance policy. Generally, the annual addition to their benefits is calculated based on the increase in the policy surrender value less a calculated charge for the use of the bank's money to fund the increase.

         The Salary Continuation Plans provide that, upon their retirement at age 65, the executive officers named above will receive annual retirement benefits for their lifetime. In addition, the plan provides a death benefit to their beneficiaries. If the executive officers should be discharged for cause, all benefits under the Salary Continuation Plans will be forfeited. If the executive officers are terminated after a change of control of Pinnacle (as defined in the Salary Continuation Plans), they will be entitled to receive the death benefits and the retirement benefits after reaching age 65 as if they had been continually employed until that time. The table below indicates the value of the death benefits and estimated retirement benefits, which are dependent upon the income performance of the life insurance policy, as of December 31, 2000 and 1999.

                                                                                 Estimated
                                           Estimated           Annual              Death              Annual
                              Date of        Death           Retirement           Benefit           Retirement
                             Benefits       Benefit             Value             Benefits             Value
Executive Officer            Agreement      12/31/00           12/31/00           12/31/99           12/31/99
------------------           ---------      --------           --------           --------           --------
L. Jackson McConnell         10-24-95       $608,379           $28,949             $582,675           $28,949

James E. Purcell             12-16-94       $259,055           $25,834             $247,749           $25,834

Linton W. Eberhardt          11-10-94       $258,703           $18,299             $247,472           $18,299

Jackson McConnell, Jr.       03-19-99       $111,199           $61,496             $104,897           $61,496

Life Insurance Agreement
------------------------

         The Bank has entered into split dollar, joint life insurance agreements for the benefit of L. Jackson McConnell and Linton W. Eberhardt. The Bank paid the premium on the policies and is the sole owner of both policies. The policies are "last survivor" policies that provide benefits to named beneficiaries upon the death of the surviving spouse. At that time, the Bank will receive the cash surrender value of the policy while remaining death proceeds will be paid to the beneficiaries named by the executive. The death benefits and cash surrender value are adjusted annually based on the income performance of the policies. The table below summarizes the cash surrender values and death benefits of both policies as of December 31, 2000.

                                                     Cash             Death
                                                   Surrender         Benefit
                                      Date of        Value            Value
     Executive Officer               Agreement      12/31/00         12/31/00
     -----------------               ---------      --------         --------

L. Jackson McConnell                  04-17-00     $1,060,164       $2,093,208

Linton W. Eberhardt                   04-17-00       $690,819       $1,731,338

Employment Security Agreement
-----------------------------

         James E. Purcell entered into an employment security agreement with the Bank on June 9, 1999 that provides, among other things, that the Bank will continue to compensate Mr. Purcell at an annual rate of $125,000 from the time of his retirement from the bank until age 62. Mr. Purcell, 60, retired in May of 2000 and funding under the agreement began at that time.

         Pinnacle has never granted restricted stock, stock appreciation rights, or similar awards to any of its present or past executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

         The following table sets forth, for each person who beneficially owned 5% or more of the outstanding shares of Common Stock on March 15, 2001, the following information: (a) the owner's name and address, (b) the number of shares of Common Stock owned, and (c) the percentage such number represents of the outstanding shares of Common Stock at March 15, 2001. Unless otherwise indicated, the listed owners are the record owners of and have sole voting and investment powers over their shares. See Item 9 of this Form 10- KSB for information related to beneficial ownership of stock by other directors and executive officers.

 NAME AND ADDRESS OF                             NUMBER OF SHARES OWNED
   BENEFICIAL OWNER                                (PERCENT OF CLASS)
----------------------                            -------------------
L. Jackson McConnell                               201,323 (1) (26.2%)
884 Elbert Street
Elberton, Georgia 30635

Alice Eberhardt                                    194,163 (2) (25.3%)
390 Virginia Hills Road
Royston, Georgia 30624


(1) Includes 197,950 shares held by the JAM Family Partnership I, L.P. pursuant to which Mr. McConnell has sole voting and investment power. Does not include 333 shares held by Mr. McConnell's wife with respect to which he disclaims beneficial ownership.

(2) Includes 193,863 shares held by the JAM Family Partnership II, L.P. pursuant to which Mrs. Eberhardt has sole voting and investment power. Does not include 600 shares held by Mrs. Eberhardt's husband with respect to which she disclaims beneficial ownership.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) The registrant submits herewith as exhibits to this report on Form 10- KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-23 under the Securities Exchange Act of 1934.

        Exhibit No.             Document
        -----------             --------

            3.1      Articles of Incorporation of Pinnacle, as amended. (1)

            3.2      Bylaws of Pinnacle, as amended. (1)

            4.1 See exhibit 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws which define the rights of the holders of Common Stock of Pinnacle.

           10.1      Flexible Premium Life Insurance Plan. (1) (2)

           10.2      Indexed Executive Salary Continuation Plan. (1) (2)

           10.3      Employment Security Agreement. (3)

           10.4      Split Dollar Life Insurance Agreement.

           21.0      Subsidiaries of Pinnacle Financial Corporation. (4)

           24.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

                           ___________________________


         (1)  Incorporated by reference from Pinnacle's Form S-4, filed with the
         Securities  and  Exchange  Commission,   dated  August  16,  1993.
         (2) Management Contract or Compensatory Plan required to be filed as an exhibit.
         (3) Incorporated by reference from Pinnacle's Form 10-KSB filed with the Securities and Exchange Commission dated March 28, 2000.
         (4) Incorporated by reference from Pinnacle's Form 10-KSB filed with the Securities and Exchange Commission dated March 30, 1999.

                 (b) Pinnacle did not file any reports on Form 8-K during the fourth quarter of 2000.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                          PAGE
                                                                          ----
INDEPENDENT AUDITOR'S REPORT ..............................................F-1

FINANCIAL STATEMENTS
   Consolidated Balance Sheet dated as of
      December 31, 2000 ...................................................F-2
   Consolidated Statements of Income for the
      years ended December 31, 2000 and 1999 ..............................F-3
   Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 2000 and 1999 .......................F-4
   Consolidated Statements of Cash Flows for the
     years ended December 31, 2000 and 1999 ...............................F-5
   Notes to Consolidated Financial Statements .............................F-6 through F-22

                               January 12, 2001







To the Board of Directors and Shareholders
Pinnacle Financial Corporation and Subsidiaries
Elberton, Georgia  30635


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of Pinnacle Financial Corporation and Subsidiary as of December 31, 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Financial Corporation and Subsidiaries at December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



                                  /s/ Smith, Burch & Company, LLP

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


ASSETS

  Cash and due from banks                                 $ 11,489,980
  Federal funds sold                                         1,030,000
                                                          ------------
        Total cash and cash equivalents                     12,519,980

  Securities available for sale                             87,175,586
  Loans, net of allowance for loan losses of $2,352,245    166,790,614

  Premises and equipment                                     8,173,811
  Accrued interest receivable                                2,722,559
  Other assets                                               4,396,905
                                                          ------------

       TOTAL ASSETS                                       $281,779,455
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing                                   $ 43,342,315
    Interest-bearing                                       178,309,691
                                                          ------------
       Total deposits                                      221,652,006

  Federal Home Loan Bank Advances                           13,100,000
  Accrued interest and other liabilities                     4,494,026
                                                          ------------

       Total liabilities                                   239,246,032
                                                          ------------

SHAREHOLDERS' EQUITY

  Common stock, $10 par value; 5,000,000 shares
    authorized, 768,000 shares issued and outstanding        7,680,000
  Capital surplus                                            7,280,000
  Retained earnings                                         27,420,450
  Accumulated other comprehensive income (loss)                152,973
                                                          ------------

       Total shareholders' equity                           42,533,423
                                                          ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $281,779,455
                                                          ============

The accompanying notes are an integral part of these financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                   2000              1999
                                                   ----              ----

INTEREST INCOME
   Loans, including fees                        $16,629,961        $14,527,573
   Securities available for sale                  5,419,411          5,799,190
   Federal funds sold and other                     106,950            242,797
                                                -----------        -----------

        Total interest income                    22,156,322         20,569,560
                                                -----------        -----------

INTEREST EXPENSE
   Deposits                                       8,185,254          7,400,198
   Borrowings                                       633,468             77,179
                                                -----------        -----------

        Total interest expense                    8,818,722          7,477,377
                                                -----------        -----------

NET INTEREST INCOME                              13,337,600         13,092,183
   Provision for loan losses                        500,000            300,000
                                                -----------        -----------

        Net interest income after provision
          for loan losses                        12,837,600         12,792,183
                                                -----------        -----------

OTHER INCOME
  Service charges on deposit accounts             1,325,949          1,319,731
  Other service charges and fees                    636,961            782,650
  Other income                                      232,578            194,303
                                                -----------        -----------

        Total other income                        2,195,488          2,296,684
                                                -----------        -----------

OTHER EXPENSES
   Salaries and employee benefits                 5,003,313          4,597,725
   Occupancy expense                              1,277,607          1,204,433
   Net realized losses on sales of securities       416,478              4,089
   Other expenses                                 2,294,188          1,918,101
                                                -----------        -----------

        Total other expenses                      8,991,586          7,724,348
                                                -----------        -----------

Income before income taxes                        6,041,502          7,364,519
Income tax expense                                1,838,000          2,289,000
                                                -----------        -----------

NET INCOME                                      $ 4,203,502        $ 5,075,519
                                                ===========        ===========

Net income per share of common stock            $      5.47        $      6.61
                                                       ====               ====
Average shares outstanding                          768,000            768,000
                                                ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                               Accumulated
                                                                                                  Other             Total
                                                     Common        Capital        Retained    Comprehensive     Shareholders'
                                                     Stock         Surplus        Earnings    Income (Loss)        Equity
                                                     -----         -------        --------    -------------        ------

Balance, December 31, 1998                       $  7,680,000   $  7,280,000  $  24,669,429   $   1,018,280    $ 40,647,709
                                                                                                               ------------

Comprehensive income:
  Net income for 1999                                                             5,075,519                       5,075,519

  Change in unrealized gain (loss) on
    securities available for sale,
    net of reclassification adjustments
    and tax effects                                                                           (   2,577,626)   (  2,577,626)

      Total comprehensive income                                                                                  2,497,893
                                                                                                               ------------

Cash dividends declared - $6.10 per share                                        (4,684,800)                   (  4,684,800)
                                                  -----------   ------------  -------------   -------------    ------------

Balance, December 31, 1999                          7,680,000      7,280,000     25,060,148   (   1,559,346)     38,460,802

Comprehensive income:
  Net income for 2000                                                             4,203,502                       4,203,502

  Change in unrealized gain (loss) on
    securities available for sale,
    net of reclassification adjustments
    and tax effects                                                                               1,712,319       1,712,319

      Total comprehensive income                                                                                  5,915,821
                                                                                                               ------------

Cash dividends declared - $2.40 per share                                      (  1,843,200)                      1,843,200)
                                                  -----------   ------------  -------------   -------------    ------------

Balance, December 31, 2000                        $ 7,680,000   $  7,280,000  $  27,420,450   $     152,973    $ 42,533,423
                                                  ===========   ============  =============   =============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                2000                    1999
                                                                                ----                    ----
Cash flows from operating activities
  Net income                                                               $     4,203,502      $      5,075,519
                                                                            ---------------      ----------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                616,091               608,560
      Provision for loan losses                                                    500,000               300,000
      Loss on sale of premises and equipment                                         8,590                18,791
      Deferred income taxes                                                 (      265,543)      (        21,872)
      Net realized losses on securities                                            416,478                 4,089
      Net change in:
          Accrued interest receivable and other assets                      (    1,141,937)      (     1,205,673)
          Accrued expenses and other liabilities                                   219,724               676,086
                                                                            ---------------      ----------------
      Total adjustments                                                            353,403               379,981
                                                                            ---------------      ----------------

  Net cash provided by operating activities                                      4,556,905             5,455,500
                                                                            ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Available for sale securities:
    Sales                                                                       18,571,604             8,653,513
    Maturities, prepayments, and calls                                           6,713,601            22,838,187
    Purchases                                                               (   16,064,231)      (    36,366,849)
  Net change in loans                                                       (   13,020,031)      (    12,545,526)
  Proceeds from sale of premises and equipment                                      18,700                24,161
  Purchases of premises and equipment                                       (      671,383)      (       160,533)
                                                                            ---------------      ----------------

  Net cash used by investing activities                                     (    4,451,740)      (    17,557,047)
                                                                            ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                                         3,307,565       (     2,597,117)
  Borrowings:
    Proceeds from issuance                                                      36,150,000            10,500,000
    Repayments                                                              (   33,550,000)                 -
  Cash dividends paid                                                       (    3,340,800)      (     3,187,200)
                                                                            ---------------      ----------------

  Net cash provided by financing activities                                      2,566,765             4,715,683
                                                                            ---------------      ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          2,671,930       (     7,385,864)

Cash and cash equivalents at January 1                                           9,848,050            17,233,914
                                                                            ---------------      ----------------
Cash and cash equivalents at December 31                                   $    12,519,980      $      9,848,050
                                                                            ===============      ================

SUPPLEMENTARY CASH FLOW INFORMATION:
  Interest paid                                                            $     8,557,398      $      7,057,025
                                                                            ===============      ================
  Income taxes paid                                                        $     1,848,492      $      2,278,269
                                                                            ===============      ================


The accompanying notes are an integral part of these consolidated financial statements.

                   PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and  Consolidation.  The  consolidated  financial
         ----------------------------------------
statements of Pinnacle Financial Corporation (the company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. (the bank) are prepared in conformity with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Nature of  operations.  The  company is a bank  holding  company  whose
         ---------------------
principal activity is the ownership and management of the bank and is subject to regulation by the Federal Reserve Bank. The bank provides a variety of financial services to individuals and corporate customers through its eight locations in Northeast Georgia. The bank's primary deposit products include non-interest and interest-bearing checking accounts, savings accounts, and certificates of deposit. The bank offers various lending products with a substantial portion of the portfolio collateralized by real estate. The bank operates under a national bank charter and is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation.

         Use of Estimates.  In preparing  consolidated  financial  statements in
         ----------------
conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets.

         The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

         Significant Group  Concentrations of Credit Risk. Most of the company's
         ------------------------------------------------
activities are with customers located in the Northeast Georgia area. The company has significant concentrations, as defined by their regulators, in the granite and poultry industries.

         Cash and cash equivalents.  For purposes of the consolidated statements
         -------------------------
of cash flows, cash and cash equivalents include cash, balances due from banks, and federal funds sold, all of which mature within ninety days.

         Securities  available for sale.  Securities are classified as available
         ------------------------------
for sale and are carried at fair value. Unrealized holding gains and losses, net of reclassification adjustments and related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income (loss).

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Securities  available  for sale -  (Continued).  Purchase  premiums and
         -------------------------------
discounts are recognized in interest income using the interest method over the terms of the securities. Interest and dividend income are recognized when earned. A decline in the fair value of any security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security. Realized gains (losses) on the sale of securities available for sale are recorded on the trade date and are determined using the specific-identification method. The company does not own any
derivative  security   instruments  nor  does  it  participate  in  any  hedging
activities.

         Loans.  The  bank  grants  agribusiness,  commercial,  residential  and
         -----
consumer loans to individuals and a variety of firms and corporations located primarily in Northeast Georgia. The bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the bank has a diversified loan portfolio, a substantial portion is collateralized by improved and unimproved real estate and is dependent upon the real estate market, economic conditions, and the granite and poultry industries. Loans are stated at the amount of the outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses.

         Interest on loans is recognized at the applicable interest rate based on the principal amount outstanding. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, there is a doubt concerning full collectibility of both principal and interest. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the bank to recognize additional losses based on their judgments about information available to them at the time of their examination.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Allowance for loan losses - (Continued).  A loan is considered impaired
         -------------------------
when, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the company's loans which have been identified as impaired have been measured by the fair value of existing collateral (generally real estate).

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

         Foreclosed  real  estate.   Real  estate  properties  acquired  through
         ------------------------
foreclosure are initially recorded at the lower of the bank's carrying amount or estimated fair market value less cost to sell, establishing a new cost basis. Any losses recognized at the date of foreclosure are charged to the allowance for loan losses. Costs of significant property improvements are capitalized. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses of foreclosed real estate, including adjustments to the carrying amount subsequent to foreclosure, are included in current earnings.

         Income  taxes.  The  provision  for  income  taxes is  based on  income
         -------------
reported for consolidated financial statement purposes and consists of taxes currently due plus deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes. A deferred tax asset or liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences. The company files consolidated income tax returns with its subsidiary.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         Net  income per share of common  stock.  Net income per share of common
         --------------------------------------
stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.


NOTE 2 - SECURITIES AVAILABLE FOR SALE

         Securities available for sale at December 31 were as follows: <

                                                                   Gross                     Gross
                                            Amortized            Unrealized               Unrealized                Fair
                                              Cost                 Gains                     Losses                 Value
                                              ----                 -----                     ------                 -----
      2000
U.S. Treasury                              $   756,072            $    3,158              ($        90)          $   759,140
U.S. Government agencies                    41,201,072               169,601              (     95,666)           41,175,007
State and Municipals                        19,066,843               312,749              (     70,576)           19,209,016
Mortgage-backed securities                  21,166,004               169,111              (     59,452)           21,275,663
Corporate bonds                              3,515,565                36,875              (     18,980)            3,533,460
Other securities                             1,223,300                 --                        --                1,223,300
                                            ----------             ---------                ----------            ----------

                                           $86,928,856            $  691,494               ($  444,764)          $87,175,586
                                            ==========             =========                 =========            ==========
     1999
U.S. Treasury                              $ 5,761,533            $   24,748               ($   17,422)          $ 5,768,859
U.S. Government agencies                    52,206,081                 --                  ( 1,728,631)           50,477,450
State and Municipals                        19,571,315               170,693               (    45,196)           19,296,812
Mortgage-backed securities                  17,824,729                 2,089               (   481,019)           17,345,799
Corporate bonds                              1,028,836                 --                  (    40,336)              988,500
Other securities                             1,223,300                 --                        --                1,223,300
                                            ----------             ---------                 --------             ----------

                                           $97,615,794            $  197,530               ($2,712,604)          $95,100,720
                                            ==========             =========                 =========            ==========

         Other securities consist of stock in the Federal Home Loan Bank and the Federal Reserve Bank. The stocks are carried at cost, since they do not have a readily determinable fair value because their ownership is restricted and lacks a market. These stocks are classified as due after ten years for contractual maturities.

         The amortized cost and fair value of securities by contractual maturity at December 31, 2000 were as follows:

                                                           Amortized               Fair
                                                             Cost                  Value
                                                             ----                  -----
       Due in one year or less                            $ 4,593,471            $ 4,586,570
       Due after one year through five years               50,316,227             50,420,808
       Due after five years through ten years               7,388,349              7,380,095
       Due after ten years                                  3,464,805              3,512,450
                                                           ----------             ----------

                                                           65,762,852             65,899,923
       Mortgage-backed securities                          21,166,004             21,275,663
                                                           ----------             ----------

                                                          $86,928,856            $87,175,586
                                                           ==========             ==========

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 2 - SECURITIES AVAILABLE FOR SALE - (CONTINUED)

     Expected  maturities  will  differ  from  contractual   maturities  because
borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Nontaxable and taxable interest income on securities available for sale were as follows:

                                           2000                  1999
                                           ----                  ----

         Nontaxable                   $  896,995              $  894,129
         Taxable                       4,522,416               4,905,061
                                       ---------               ---------

                                      $5,419,411              $5,799,190
                                       =========               =========


     For the years ended December 31, 2000 and 1999, proceeds from sales of securities amounted to $18,571,604 and $8,653,513, respectively. Gross realized gains amounted to $23,900 and $22,733, respectively. Gross realized losses amounted to $440,378 and $26,822, respectively.

     Securities available for sale, with a carrying value of approximately $32,847,096 and $27,770,981 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 3 - LOANS

     Components of loans at December 31 were as follows:

                                             2000                 1999
                                             ----                 ----

       Commercial                         $  19,566,350         $ 19,369,499
       Real estate construction               6,893,572            6,602,735
       Commercial real estate                78,419,567           61,718,106
       Residential real estate               41,204,620           41,693,171
       Consumer                              23,058,750           27,000,807
                                            -----------          -----------

               Total loans                  169,142,859          156,384,318
       Allowance for loan losses           (  2,352,245)        (  2,113,735)
                                            -----------          -----------

               Net loans                  $ 166,790,614         $154,270,583
                                            ===========          ===========


         The accrual of interest has been discontinued on loans amounting to $4,059,027 at December 31, 2000 and $48,641 at December 31, 1999. Unrecorded interest income on these non-accrual loans was $125,583 and $9,267 for 2000 and 1999, respectively.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 3 - LOANS - (CONTINUED)

         In the normal course of business, executive officers and directors of the bank and certain business organizations and individuals associated with them, maintain borrowing relationships with the bank. Such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Activity in related party loans follows:

                                                Years Ended December 31

                                                2000               1999
                                                ----               ----

         Balance at January 1                $6,488,659         $3,834,451
            New loans                         3,495,526          6,935,859
            Repayments                       (3,719,718)        (4,281,651)
                                              ---------          ---------

         Balance at December 31              $6,264,467         $6,488,659
                                              =========          =========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses follows:

                                                    Years Ended December 31

                                                 2000                  1999
                                                 ----                  ----

         Balance at January 1                    $2,113,735        $2,070,005
            Provision for loan losses              500,000            300,000
            Loans charged off                    (   459,474)     (   425,334)
            Recoveries                             197,984             169,064
                                                 ---------           ---------

         Balance at December 31                  $2,352,245         $2,113,735
                                                  =========          =========


         Loans having carrying values of $4,492,467 and $650,741 in 2000 and 1999, respectively, have been recognized as impaired. The total allowance for loan losses related to those loans was $1,214,856 and $476,752 in 2000 and 1999, respectively. The average recorded investment in impaired loans during 2000 and 1999 was $2,087,350 and $1,107,352, respectively. Interest income on impaired loans of $56,941 and $98,230 was recognized for cash payments received in 2000 and 1999, respectively.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 5 - PREMISES AND EQUIPMENT

         Premises and equipment at December 31 were as follows:

                                                       2000               1999
                                                       ----               ----

            Land                                   $ 1,302,199      $ 1,302,199
            Land improvements                          392,574          356,073

            Buildings and improvements               6,139,341        5,891,761
            Furniture & fixtures                     3,956,988        4,438,857
                                                    ----------       ----------
                Total cost                          11,791,102       11,988,890
            Accumulated depreciation              (  3,617,291)    (  3,843,081)
                                                    ----------       ----------

                Net premises and equipment           8,173,811      $ 8,145,809
                                                    ==========       ==========


         Depreciation expense included in occupancy expense for 2000 and 1999 was $616,091 and $608,560, respectively.

NOTE 6 - OTHER ASSETS AND OTHER LIABILITIES

         The components of other assets and other liabilities at December 31 were as follows:

                                                  2000          1999
                                                  ----          ----
OTHER ASSETS:

      Deferred income taxes                    $  628,311   $1,412,254
      Cash surrender value of life insurance    2,984,431    1,197,731
      Foreclosed real estate                      384,434      175,434
      Prepaid income tax                           11,385       96,162
      Other                                       388,344      151,805
                                               ----------   ----------

                                               $4,396,905   $3,033,386
                                               ==========   ==========

                                                     2000         1999
                                               ----------   ----------
OTHER LIABILITIES:

      Accrued interest payable                 $3,073,734   $2,812,410
      Compensation and retirement deferral        830,506      525,798
      Income taxes payable                        217,859         --
      Other                                       371,927      936,094
                                               ----------   ----------

                                               $4,494,026   $4,274,302
                                               ==========   ==========

         The bank has purchased life insurance on certain key employees and is the beneficiary of these policies. There are no restrictions or outstanding borrowings against the cash surrender value of these policies.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 7 - TIME DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $29,140,707 and $25,876,493. Time
deposits are included in interest-bearing deposits on the consolidated balance sheets.

         At December 31, 2000, the scheduled maturities of time deposits are as follows:

                        2001                                $ 86,687,171
                        2002                                  17,501,592
                        2003                                   4,344,896
                        2004 and thereafter                    2,048,194
                                                             -----------

                                                            $110,581,853
                                                             ===========

         The company had deposits of approximately $2,171,598 and $3,376,190 from related parties at December 31, 2000 and 1999, respectively.

NOTE 8 - BORROWINGS

         Federal Home Loan Bank (FHLB) advances at December 31 were as follows:

                                                               2000               1999
                                                               ----               ----

         Federal Home Loan Bank Short-Term Advances        $10,100,000       $ 7,500,000
         Federal Home Loan Bank Long-Term Advances           3,000,000         3,000,000
                                                            ----------        ----------

                                                           $13,100,000       $10,500,000
                                                           ===========       ===========


         The FHLB advances are secured by the company's investment in FHLB stock, which totaled $774,500 at December 31, 2000 and 1999, and by a blanket floating lien on portions of the company's loan portfolio.

         Non-callable advances require monthly interest payments, whereas, callable advances require quarterly interest payments. Of the total outstanding advances as of December 31, 2000, $4,000,000 are callable by the FHLB beginning in September 2001. If the callable advances are called prior to maturity, replacement funds will be offered by the FHLB at a then-current rate. Advances that are callable or mature within one year are classified as short-term.

         Short-term advances accrue interest as follows: $4,500,000 at a floating rate, which reprices daily based on the Federal Funds rate, $3,000,000 at a rate of 5.71% and $2,600,000 at a rate of 6.23%.

         Long-term advances accrue interest as follows: $2,000,000 at a rate of 6.79% and $1,000,000 at a rate of 6.39% and mature or are callable in 2002.

         Federal funds purchased generally mature within one to four days from the transaction date. The company periodically purchased federal funds during 2000 and 1999. Interest expense in the amount of $34,046 and $5,596 was incurred on these amounts in 2000 and 1999, respectively, and is included with interest expense on borrowings.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 9 - OTHER EXPENSES

         The major components of other expenses were as follows:

                                                               2000              1999
                                                               ----              ----
         Professional fees                                $  306,739        $  271,550
         Stationary, supplies and printing expense           192,692           196,250
         Advertising and public relations expense            237,506           225,126
         Litigation settlement                               248,250               --
         Other expenses                                    1,309,001         1,225,175
                                                           ---------         ---------

                                                          $2,294,188        $1,918,101
                                                          ==========        ==========

NOTE 10 - EMPLOYEE BENEFIT PLANS

         401(K) Plan. The company maintains a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions to the plan are based on salary levels and are discretionary, but the maximum employer matching contribution may not exceed 6% of gross salaries in any year. Employer contribution expense included in salaries and employee benefits for the plan was $250,048 in 2000 and $200,486 in 1999.

         Employee Stock Ownership Plan. An Employee Stock Ownership Plan (ESOP) was adopted by the company in 1992. The ESOP is a non-contributory qualified stock bonus plan established to accumulate shares of Pinnacle Financial Corporation common stock in the ESOP trust for the benefit of all eligible employees. Contributions to the plan are made at the discretion of the Board of Directors. There were no contributions for the ESOP in 2000 or 1999. As of December 31, 2000, the ESOP had purchased no qualified employer securities.

         Executive Retirement Benefits. The bank has a non-qualified executive salary continuation plan which will provide benefits to the Chairman and Vice-Chairman of the Board of Directors and selected executive officers upon retirement. This retirement benefit amount will be determined each year using a life insurance contract indexed as if purchased on the effective date of the plan. The bank is not required to fund the plan nor obligated to purchase such life insurance policies.

         Employment Security Agreement. The bank's former President retired effective April 15, 2000. Under the provisions of an employment security agreement, the bank has recognized an outstanding liability of $283,538 as of December 31, 2000.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 11 - INCOME TAXES

         The provision for income taxes consisted of the following:

                                                 Years Ended December 31
                                                 -----------------------
                                                    2000              1999
                                                    ----              ----

         Current tax provision - federal       $1,977,569            $2,180,578
         Current tax provision - state            125,974               130,294
         Deferred tax benefit                 (   265,543)          (    21,872)
                                                ---------             ---------

                                               $1,838,000            $2,289,000
                                                =========             =========


         The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 2000 and 1999, as indicated in the following analysis:


                                                        2000            1999
                                                        ----            ----

         Statutory federal tax rate                     34.0%          34.0%
         Increase (decrease) resulting from:
            State taxes net of federal tax benefit       1.4%           1.2%
            Tax-exempt income                          ( 6.6%)        ( 5.1%)
            Interest and other nondeductible expenses     .6%           1.6%
            Other, net                                   1.0%          ( .6%)
                                                        -----          ----

                                                        30.4%          31.1%
                                                        =====          =====


         The components of the net deferred income tax asset included in other assets at December 31 were as follows:

                                                        2000             1999

   DEFERRED TAX ASSETS:
         Net unrealized loss on securities
           available for sale                       $    --         $  955,728
         Allowance for loan losses                    720,381          629,747
         Deferred directors' fees and interest        150,037           153,371
         Employee severance pay                       107,745              --
         Other, net                                   149,417            97,260
                                                    ---------          --------

                                                    1,127,580         1,836,106
                                                    ---------         ---------

   DEFERRED TAX LIABILITIES:
         Net unrealized gain on securities
            available for sale                         93,758             --
         Depreciation                                 391,955           404,885
         Other, net                                    13,556            18,967
                                                    ---------          --------

                                                      499,269           423,852
                                                    ---------         ---------

         Net deferred tax asset                    $  628,311        $1,412,254
                                                    =========         =========

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 12 - CONTINGENT LIABILITIES

         The company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

NOTE 13 - OFF-BALANCE-SHEET ACTIVITIES

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

         A summary of the company's financial instruments whose contract amounts represent credit risk at December 31 were as follows:

                                              2000                    1999
                                              ----                    ----
         New loan commitments             $    --                $ 2,546,260
         Credit card arrangements          3,298,890               2,862,217
         Undisbursed lines of credit       17,179,111             17,836,666
         Standby letters of credit          2,269,951              2,323,044
                                           ----------             ----------

                                          $22,747,952            $25,568,187
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

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The estimated fair values, and related carrying amounts, of the company's financial instruments at December 31 were as follows ($ in thousands):

                                          2000                 1999
                                 --------------------  --------------------
                                  Carrying    Fair      Carrying     Fair
                                   Amount     Value      Amount      Value

Financial assets:
  Cash and cash equivalents       $ 12,520   $ 12,520   $  9,848   $  9,848
  Securities available for sale     87,175     87,175     95,101     95,101
  Loans, net                       166,791    166,587    154,270    154,414
  Accrued interest receivable &
     other assets                   15,293     15,293     13,858     13,858

Financial liabilities:
  Deposits                        $221,652   $209,099   $218,344   $207,249
  Borrowings                        13,100     13,226     10,500     10,458
  Other liabilities                  4,494      4,494      5,772      5,772

Off-balance-sheet instruments:
  Commitments, commercial lines
    of credit, and standby

    letters of credit                        $     27              $     47


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

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

         Loans - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for fixed rate commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         Other assets and other liabilities - The carrying amounts of other assets and other liabilities approximate fair value.

         Deposits - The fair values of deposits with no defined maturity (e.g., interest and noninterest checking, savings, and money market accounts) are equal to their carrying amounts. The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for defined maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Borrowings - The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of the company's remaining borrowings are estimated using discounted cash flow analyses based on the company's current incremental borrowing rates for similar types of borrowing arrangements.

         Off-balance-sheet instruments - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 15 - REGULATORY MATTERS AND RESTRICTIONS

         The bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and a leverage ratio of Tier I capital to average assets. Management believes, as of December 31, 2000 and 1999, that the bank met all capital adequacy requirements to which it is subject.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 15 - REGULATORY MATTERS AND RESTRICTIONS - (CONTINUED)

         As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the bank's category. Because the company is a bank holding company with only one bank subsidiary, there are no significant differences between the consolidated risk-based capital ratios and those of the bank.

         The bank's actual capital amounts and ratios are presented in the table below ($ in thousands):

                                                                    Minimum

                                                                                                     To Be Well
                                                                             Minimum             Capitalized Under
                                                                             Capital             Prompt Corrective
                                                    Actual                 Requirement           Action Provisions
                                              -------------------       -------------------    -----------------------
                                              Amount       Ratio         Amount      Ratio        Amount        Ratio
                                              ------       -----         ------      -----        ------        -----

AS OF DECEMBER 31, 2000:
 Total Capital to Risk
    Weighted Assets                          $44,070       22.62%        $15,589      8.0%        $19,486       10.0%
 Tier I Capital to Risk
    Weighted Assets                           41,718       21.41           7,794      4.0          11,691        6.0
 Tier I Capital to Average
    Average Assets                            41,718       15.14          11,024      4.0          13,780        5.0

AS OF DECEMBER 31, 1999:
 Total Capital to Risk
    Weighted Assets                          $42,134       23.89%        $14,107      8.0%        $17,634       10.0%
 Tier I Capital to Risk
    Weighted Assets                           40,020       22.70           7,053      4.0          10,580        6.0
 Tier I Capital to Average
    Assets                                    40,020       14.59          10,968      4.0          13,711        5.0


         Dividends paid by the bank subsidiary are the primary source of funds available to the company. Statutes and regulations impose restrictions on the amount of dividends that may be declared by the bank subsidiary without prior regulatory approval. At December 31, 2000, approximately $7,560,518 of retained earnings were available for dividend declaration without prior regulatory approval.

      The Federal Reserve Bank requires the company to maintain certain levels of cash on hand or on deposit with the Federal Reserve Bank. The required cash level at December 31, 2000 and 1999 was $3,928,000 and $3,803,000, respectively. The company is also required to maintain a minimum deposit with the Federal Reserve for clearings. The required deposit was $25,000 at December 31, 2000 and 1999.

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 16 - COMPREHENSIVE INCOME

         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         The components of other comprehensive income (loss) and related tax effects are as follows:

                                                       Years Ended December 31
                                                       -----------------------

                                                        2000          1999
                                                        ----          ----
   Unrealized holding gains (losses) on
     securities available for sale                  $ 2,752,606    ($4,175,069)
   Reclassification adjustment for losses
     (gains) realized in income                           9,199         17,608
                                                    -----------    -----------

   Net unrealized gains (losses)                      2,761,805     (4,157,461)

   Tax effect                                        (1,049,486)     1,579,835
                                                    -----------    -----------

Net-of-tax amount                                   $ 1,712,319    ($2,577,626)
                                                    ===========    ===========

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

         Financial information pertaining only to Pinnacle Financial Corporation is as follows:

                                 BALANCE SHEET
                                 DECEMBER 31, 2000

                                                             2000
                                                             ----
ASSETS

Cash in subsidiary bank                                  $    43,347
Securities available for sale                                610,346
Investment in subsidiary                                  41,876,907
Other assets                                                  14,675
Due from subsidiary                                            --
                                                       -------------

         TOTAL ASSETS                                    $42,545,275
                                                         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses                                         $    11,852
Declared dividends payable                                       --
Common stock                                               7,680,000
Capital surplus                                            7,280,000
Retained earnings                                         27,420,450
Accumulated other comprehensive income (loss)                152,973
                                                          ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       42,545,275
                                                          ==========


                              STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000         1999
                                                        ----         ----
INCOME

   Dividends from subsidiary                         $1,873,200   $5,037,400
   Interest income - securities available for sale       30,708       26,569
                                                     ----------   ----------
                                                      1,903,908    5,063,969

OPERATING EXPENSES                                       86,497      114,078
                                                     ----------   ----------

Income before income taxes and equity in
   undistributed income of subsidiary                 1,817,411    4,949,891

Income tax benefit                                       33,000       43,000
                                                     ----------   ----------

Net income before equity in undistributed
   income of subsidiary                               1,850,411    4,992,891

Equity in undistributed income of subsidiary          2,353,091       82,628
                                                     ----------   ----------

NET INCOME                                           $4,203,502   $5,075,519
                                                     ==========   ==========

                   PINNACLE FINANCIAL COPORATION & SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY - (CONTINUED)

                                                STATEMENTS OF CASH FLOWS
                                         YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                            2000              1999
                                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $ 4,203,502         $ 5,075,519
   Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                                       --                 12,703
         Deferred income taxes                                                                 697         (     3,769)
         Equity in undistributed income of
            subsidiary                                                                 ( 2,353,091)        (    82,628)
         Net change in:
              Other assets                                                                     481         (     3,080)
              Due from subsidiary                                                        1,499,890         ( 1,493,890)
              Accrued expenses                                                               4,099               7,151
                                                                                         ---------          ----------

       Net cash provided by operating activities                                         3,355,578           3,512,006
                                                                                         ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Available for sale securities:
       Purchases                                                                              --           (   325,000)
       Proceeds from calls                                                                    --                 5,000
       Other changes                                                                   (        69)        (        66)
                                                                                        -----------         ----------

       Net cash used by investing activities                                           (        69)        (   320,066)
                                                                                        ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid                                                                 ( 3,340,800)        ( 3,187,200)
                                                                                        ----------          ----------

       Net cash used by financing activities                                           ( 3,340,800)        ( 3,187,200)
                                                                                        ----------          ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     14,709               4,740
Cash and cash equivalents at January 1                                                      28,638              23,898
                                                                                        ----------          ----------

Cash and cash equivalents at December 31                                               $    43,347         $    28,638
                                                                                        ==========          ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PINNACLE FINANCIAL CORPORATION has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elberton, State of Georgia, on the 23rd day of March, 2001.

                                     PINNACLE FINANCIAL CORPORATION

Date: March 23, 2001         By: /s/ L. Jackson McConnell
      --------------             -----------------------------------------------
                                        L. Jackson McConnell
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)

Date: March 23, 2001         By: /s/ Lint W. Eberhardt
      --------------             -----------------------------------------------
                                        Lint W. Eberhardt
                                        President


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report Statement has been signed by the following persons in the capacities indicated on the 23rd day of March, 2001.

                     Signature                                     Title
                     ---------                                     -----
          /S/ L. Jackson McConnell                     Chairman and Chief Executive Officer
         --------------------------------              and Director
         L. Jackson McConnell


          /S/ Linton W. Eberhardt                      President and Director
         --------------------------------
         Linton W. Eberhardt


          /S/ Maurice Bond                             Director
         --------------------------------
         Maurice Bond





         /S/ H. Thomas Brown                           Director
         --------------------------------
         H. Thomas Brown

         /S/ Don C. Fortson                            Director
         --------------------------------
         Don C. Fortson

         /S/ Robert H. Hardy                           Director
         --------------------------------
         Robert H. Hardy

         /S/ Robert E. Lee, III                        Director
         --------------------------------
         Robert E. Lee, III

         /S/ J. Daniel McAvoy, M.D.                    Director
         --------------------------------
         J. Daniel McAvoy, M.D.

         /S/ L. Jackson McConnell, Jr.                  Director
         --------------------------------
          L. Jackson McConnell, Jr.

         /S/ James E. Purcell                          Director
         --------------------------------
         James E. Purcell

         /S/ Steven A. Williams                        Director
         --------------------------------
         Steven A. Williams

         /S/ H. Thomas Warren III                      Chief Financial Officer/Principal
         --------------------------------              Accounting Officer
         H. Thomas Warren III

                                  EXHIBIT INDEX


Exhibit No.         Description of Exhibit
-----------         ----------------------

10.4                Split Dollar Life Insurance Agreement

24.0 A Power of Attorney is set forth on the signature pages to this Form 10-K.