Form 10QSB
period 2001-03-31
PINNACLE FINANCIAL CORP
filed 2001-05-15
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Commission File Number 33-67528

PINNACLE FINANCIAL CORPORATION
 (Exact name of small business issuer as specified in its charter)

Georgia	58-1538862
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

884 Elbert Street,
P.O. Box 430, Elberton, Georgia	30635-0430
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (706) 283-2854

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2001 there were 768,000 shares of common stock outstanding.

PINNACLE FINANCIAL CORPORATION

INDEX

		Page No.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at
	March 31, 2001 and December 31, 2000	1

	Consolidated Statements of Income for the Three
	Months ended March 31, 2001 and 2000	2

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2001 and 2000	3

Item 2.	Managements Discussion and Analysis or Plan of
	Operation	5

PART II -	OTHER INFORMATION	11

i

PINNACLE FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ii

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
(Unaudited)

	March 31,	December 31,
Assets	2001	2000

Cash and due from banks	$9,106,007	$11,489,980
Federal funds sold	9,082,000	1,030,000

Securities available for sale	96,810,074	87,175,586

Loans, net of allowance for loan losses
of $2,477,401 and $2,352,245, respectively	163,624,782	166,790,614

Premises and equipment	8,077,512	8,173,811
Accrued interest receivable	2,655,467	2,722,559
Other assets	3,864,003	4,396,905

Total assets	$293,219,845	$81,779,455

Liabilities
Noninterest-bearing deposits	$45,924,394	$43,342,315
Interest-bearing deposits	187,703,206	178,309,691

Total deposits	233,627,600	221,652,006

Borrowings	10,600,000	13,100,000
Accrued interest and other liabilities	4,952,059	4,494,026

Total liabilities	249,179,659	239,246,032

Shareholders’ equity
Common stock, $10 par value; 5,000,000 shares
authorized, 768,000 shares issued and outstanding	7,680,000	7,680,000
Capital surplus	7,280,000	280
Retained earnings	28,011,418	27,420,450
Accumulated other comprehensive income (loss)	1,068,768	152,973

Total shareholders’ equity	44,040,186	42,533,423

Total liabilities and shareholders’ equity	$293,219,845	$281,779,455

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

	YTD	YTD
	March 31,	March 31,
	2001	2000

Interest income
Loans, including fees	$4,099,577	$3,937,948
Securities available for sale	1,344,878	1,441,014
Federal funds sold and other	68,991	20,940

Total interest income	5,513,446	5,399,902

Interest expense
Deposits	2,169,155	1,938,409
Borrowings	161,255	103,091

Total interest expense	2,330,410	2,041,500

Net interest income	3,183,036	3,358,402
Provision for loan losses	150,000	90,000

Net interest income after provision for loan losses	3,033,036	3,268,402

Other income
Service charges on deposit accounts	336,845	329,704
Other service charges and fees	184,635	158,905
Net realized gains on sales of securities	3,842	0
Other income	56,021	46,108

Total other income	581,343	534,717

Other expenses
Salaries and employee benefits	1,171,519	1,555,155
Occupancy expense	325,545	312,971
Net realized losses on sales of securities	0	36,587
Other expenses	560,548	750,614

Total other expenses	2,057,612	2,655,327

Income before income taxes	1,556,767	1,147,792
Income tax expense	505,000	380,000

Net income	$1,051,767	$767,792

Net income per share of common stock	$1.37	$1.00

Average shares outstanding	768,000	768,000

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Unaudited)

	March 31,	March 31,
	2001	2000
Cash flow from operating activities
Net income	$1,051,767	$767,792

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	170,700	150,158
Provision for loan losses	150,000	90,000
Net realized (gains)losses on securities	(3,842)	36,587
Net change in accrued interest and other assets	599,994	(424,471)
Net change in accrued expenses and other liabilities	458,033	(1,176,956)

Total adjustments	1,374,885	(1,324,682)

Net cash provided by operating activities	2,426,652	(556,890)

Cash flows from investing activities
Purchase of securities available for sale	(15,074,399)	(6,167,822)
Proceeds from sales of securities available for sale	645,960	3,417,325
Proceeds from maturities, prepayments and calls
of securities available for sale	5,713,589	1,927,316
Net change in loans	3,015,832	(6,164,006)
Purchases of premises and equipment	(74,401)	(40,018)

Net cash used by investing activities	(5,773,419)	(7,027,205)

Cash flows from financing activities
Net change in deposits	11,975,594	16,158,972
Repayment of borrowings	(4,500,000)	(12,500,000)
Proceeds from borrowings	2,000,000	6,000,000
Cash dividends paid	(460,800)	(460,800)

Net cash provided by financing activities	9,014,794	9,198,172

Net change in cash and cash equivalents	5,668,027	1,614,077
Cash and cash equivalents at January 1	12,519,980	9,848,050

Cash and cash equivalents at March 31	$18,188,007	$11,462,127

Interest paid	$2,072,785	$1,948,587

Income taxes paid	$173,296	$55,686

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(1)	Basis of Presentation

The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

(2)	Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days.

(3)	Income Taxes

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan in collateral dependent. Loans having carrying values of $5,900,000 as of March 31, 2001 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $1,491,000.

4

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Basis of Presentation

Management’s Discussion and Analysis of Pinnacle Financial Corporation (hereinafter “Pinnacle” or the “Company”) provides information regarding Pinnacle’s financial condition as of March 31, 2001 and its results of operations for the three months ended March 31, 2001 in comparison to the three months ended March 31, 2000. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the “Bank”).

For a comprehensive presentation of Pinnacle’s financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the unaudited financial statements and accompanying disclosures.

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; material unforseen changes in the financial stability and liquidity of the Bank’s credit customers, all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Liquidity And Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased) and the investment securities portfolio. At March 31, 2001, 8.4% of the investment securities portfolio had maturity dates within the next year and an additional 57.8% matures within the next five years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans, monthly repayments from mortgage-backed securities, and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $27 million on short notice. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (the “FHLB”) and has granted a blanket floating lien on its mortgage portfolio that collateralizes up to $41 million of borrowings on a short or long term basis. Pinnacle's management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Nevertheless, cash and cash equivalents increased during the first three months of 2001 from December 31, 2000 levels by $5.7 million while securities available for sale increased by approximately $9.6 million during the same time period. The average balance in these investment securities decreased by approximately $4.3 million in the current quarter compared to the quarter ended March 31, 2000. The average balance of federal funds sold during the first three months of 2001 and 2000 was $5.4 million and $1.4 million, respectively. The current period increases in federal funds sold and investment securities reflects the large increase in deposits as well as the decline in the loan portfolio during the period. It remains management’s intention to minimize the level of federal funds sold while prudently investing excess funds as the opportunity to do so arises.

Total interest-earning assets increased by $14.5 million or 5.7% for the current period when compared with December 31, 2000. Average net loans for the bank increased $7.0 million (4.9%) to $164.8 million in the three months ended March 31, 2001 from the same 2000 period. This increase reflects growth in loan demand during the majority of 2000; since December 31, 2000, loan demand and loans outstanding have decreased.

The allowance for credit losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased slightly to $2.5 million from $2.4 million at March 31, 2001 and December 31, 2000, respectively. The Bank experienced loan charge-offs of $90,000 in the three months ended March 31, 2001 compared to $108,000 in the same period of 2000. Net charge-offs amounted to $25,000 in 2001 compared to $35,000 for the three months ended March 31, 2000. The allowance for credit losses represents 1.5% of total loans outstanding at March 31, 2001.

The balance of Other Real Estate Owned (included in other assets) increased by $33,000 from December 31, 2000 to March 31, 2001 as the result of foreclosing on one property and disposing of two properties this period. The accrual of interest has been discontinued on loans totaling $4.3 million as of March 31, 2001 representing 2.6% of total loans compared to $4.1 at December 31, 2000. Unrecorded income on nonaccrual loans for the first quarter of 2001 was approximately $95,000. Approximately $3.7 million of the nonaccrual loans are related to one commercial loan relationship that has filed for protection under Chapter 7 of the Federal Bankruptcy Code and has discontinued operations. The Bank subsequently foreclosed on the borrower’s assets in April 2001. These loans are secured by real estate and the equipment of the company. All other non-accrual loans at March 31, 2001 are secured by real estate. Management does not believe the level of nonaccrual loans represents a trend in the portfolio.

Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $12.0 million (5.4%) to $233.7 million at March 31, 2001 from $221.7 million at December 31, 2000, due to increases in all categories of deposit accounts during 2001. Management is not aware of any changes in pricing or product offerings that caused the growth. Non-interest bearing deposits increased $2.6 million to $45.9 million from December 31, 2000 while interest bearing deposits increased $9.4 million for the three months ended March 31, 2001.

As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds borrowed and FHLB advances to meet short term liquidity needs. Pinnacle had no federal funds purchased as of March 31, 2001 but averaged approximately $140,000 outstanding in such borrowings during the first quarter of 2001. The Bank anticipates continued use of these sources of funds to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

Shareholders’ equity increased $1.5 million to $44.0 million at March 31, 2001 from $42.5 million at December 31, 2000. Net earnings retained during the three months amounted to $591,000 while equity increased $916,000 as a result of an increase in net unrealized gains on securities available for sale. Dividends declared and paid were unchanged at $.60 per share.

Pinnacle continues to maintain adequate capital ratios (see “Risk Based Capital Ratios” and “Results of Operations” below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.2% during the first three months of 2001, compared to 14.5% for the year ended December 31, 2000.

Management is not aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on the registrant’s liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. The Bank’s primary regulator concluded an examination in the second quarter of 2001. As a result of the examination, management has agreed to record a loan loss provision of $500,000 in the second quarter, substantially higher than the provision recorded in the first quarter. This increased provision will coincide with a charge off of $750,000 on the significant nonaccrual relationship mentioned earlier in this Form 10-QSB. The provision to be recorded in the remainder of 2001 will be determined by management’s evaluation of the loan portfolio at that time. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.

Results of Operations

Pinnacle’s operating results depend primarily on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

Interest income on interest bearing assets increased by $114,000 from the same quarter in 2000 as a decrease in average yield from 8.5% to 8.4% was offset by an increase in average earning assets of almost $6.9 million to enhance the revenues of Pinnacle. The decrease in yield primarily reflects the impact of the increase in nonaccrual loans mentioned previously. If the level of nonaccrual loans had remained unchanged during the two periods, the yield would have remained 8.5%. Interest expense increased by $289,000 from the same quarter of 2000 as a result of increased borrowings and higher interest rates paid on certificates of deposit. The average cost of funds for the first quarters of 2001 and 2000 were 3.9% and 3.5%, respectively. The Bank’s cost of funds has decreased in recent months and is expected to continue to decrease in the near term as a result of decreases in short term interest rates. Net interest income in the three months ended March 31, 2001 decreased $175,000, or 5.2% as compared to the same period for the previous year. The reduction in net interest income reflects the lagging nature of repricing of deposits, especially certificates of deposit, and the impact of increased non-accrual loans. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins remain relatively stable from the same period in the prior year.

The provision for loan losses is the charge to operating expenses that management believes is necessary to fund the allowance for loan losses. The provision reflects management’s estimate of potential loan losses and the creation of an allowance adequate to absorb losses inherent in the portfolio. Pinnacle provided $150,000 and $90,000 for loan losses in the quarters ended March 31, 2001 and 2000, respectively. The increased provision in 2001 is largely the result of the increase in the loan portfolio in the last year and the aforementioned increase in nonaccrual loans.

Other income increased by $46,000 during the first quarter of 2001 as compared to 2000. This increase is primarily attributed to a higher level of mortgage loan originations caused by lower mortgage interest rates; the income on this origination activity increased by $20,000 in the current quarter from 2000. Increased income on bank owned life insurance provided the majority of the remainder of the increase.

Other expenses for Pinnacle declined by $597,000 to $2.1 million during the three months ended March 31, 2001 compared to $2.7 for the same period in 2000. As disclosed in last years Form 10-QSB, the Bank recognized two nonrecurring charges in the first quarter of 2000. The first item related to the retirement of the Bank’s president, announced in the first quarter of 2000. The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $385,000. The second charge was the result of an unfavorable ruling in a lawsuit disclosed in previous filings. The court granted Capital Resource Funding a motion for summary judgement on its claim regarding unlawful conversion of assets. The Bank recognized an expense of $250,000 to establish the liability that was ultimately paid to settle the claim. Excluding these amounts, operating expenses would have increased $38,000, an increase of only 2%. This minor increase represents normal increases in recurring operating expenses.

Pinnacle’s income tax expense increased $125,000 for the quarter compared to the same period in the previous year as a result of increased taxable income. The effective income tax rate during the quarter of 32.5% is comparable to the 33.0% in 2000.

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended March 31, 2001 was $1.1 million and represents annualized returns of 9.7% on average shareholders’ equity and 1.5% on average assets. Comparable amounts during the same period of 2000 were $0.8 million, 8.0%, and 1.1%, respectively.

The following tables present Pinnacle’s regulatory capital position at March 31, 2001:

(Rounded to the nearest thousand)

Total Risk Adjusted Assets	$ 193,706

Risk Based Capital Ratios:

TIER 1 CAPITAL
Common stock	$ 7,680	3.96%
Surplus	7,280	3.76%
Retained Earnings	28,011	14.46%

Total Tier 1 capital	42,971	22.18%
Tier 1 minimum requirement	7,748	4.00%

Excess (shortfall)	$ 35,223	18.18%

TIER 2 CAPITAL
Tier 1 from above	$ 42,971	22.18%
Allowance for loan losses, limited to 1.25%
of risk weighted assets	2,421	1.25%

Total Tier 2 capital	45,392	23.43%
Tier 2 minimum requirement	15,496	8.00%

Excess (shortfall)	$ 29,896	15.43%

LEVERAGE RATIO
Tier 1 capital	$ 42,971	15.08%
Minimum requirement	8,550	3.00%

Excess (shortfall)	$ 34,421	12.08%

Average total assets, net of goodwill	$ 285,000

PINNACLE FINANCIAL CORPORATION

PART II

OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 2001 Pinnacle held its annual meeting of shareholders where the following directors were elected at the meeting for one year terms:

L. Jackson McConnell	James E. Purcell **
Lint W. Eberhardt	Maurice Bond
L. Jackson McConnell, Jr.	Steve Williams
Robert H. Hardy	H. Thomas Brown
Robert E. Lee, III	J. Daniel McAvoy
Don C. Fortson

631,336 shares (82% of eligible shares) were cast. The ** symbol after a director’s name indicates that 3,200 shares (less than 1%) voted in opposition to their election. All others received favorable votes on all ballots cast. There were no broker non-votes cast.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Pinnacle has filed no reports on Form 8-K during the quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL CORPORATION

Date: May 8, 2001	By: /s/ L. Jackson McConnell
L. Jackson McConnell Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2001	By: /s/ Lint W. Eberhardt
Lint W. Eberhardt President