Form 10QSB
period 2001-06-30
PINNACLE FINANCIAL CORP
filed 2001-08-14
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission File Number 33-67528

PINNACLE FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Georgia	58-1538862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia	30635-0430
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(706) 283-2854

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

As of July 31, 2001 there were 768,000 shares of common stock outstanding.

PINNACLE FINANCIAL CORPORATION

INDEX

I

PINNACLE FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

II

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 JUNE 30, 2001 AND DECEMBER 31, 2000
(Unaudited)

June 30,	December 31,
2001	2000

Assets
Cash and due from banks	$ 11,117,519	$ 11,489,980
Federal funds sold	4,307,000	1,030,000

Securities available for sale	99,470,832	87,175,586

Loans, net of allowance for loan losses of $1,797,888 and $2,352,245, respectively	165,954,241	166,790,614

Premises and equipment	7,994,463	8,173,811
Accrued interest receivable	2,386,893	2,722,559
Other assets	6,737,823	4,396,905

Total assets	$297,968,771	$281,779,455

Liabilities
Noninterest-bearing deposits	$ 47,247,683	$ 43,342,315
Interest-bearing deposits	190,310,347	178,309,691

Total deposits	237,558,030	221,652,006

Borrowings	11,720,921	13,100,000
Accrued interest and other liabilities	4,158,380	4,494,026

Total liabilities	253,437,331	239,246,032

Shareholders’ equity
Common stock, $10 par value; 5,000,000 shares
authorized, 768,000 shares issued and
outstanding	7,680,000	7,680,000
Capital surplus	7,280,000	7,280,000
Retained earnings	28,396,429	27,420,450
Accumulated other comprehensive income (loss)	1,175,011	152,973

Total shareholders’ equity	44,531,440	42,533,423

Total liabilities and shareholders’ equity	$297,968,771	$281,779,445

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2001	2000

Interest income
Loans, including fees	$3,964,170	$4,181,947
Securities available for sale	1,422,370	1,388,456
Federal funds sold and other	63,521	19,018

Total interest income	5,450,061	5,589,421

Interest expense
Deposits	2,135,833	2,142,572
Borrowings	152,189	146,649

Total interest expense	2,288,022	2,189,221

Net interest income	3,162,039	3,400,200
Provision for loan losses	500,000	90,000

Net interest income after provision for loan losses	2,662,039	3,310,200

Other income
Service charges on deposit accounts	409,323	336,114
Other service charges and fees	205,89	153,484
Net realized gains on sales of securities available for sale	34,753	5,911
Other income	66,491	61,992

Total other income	716,462	557,501

Other expenses
Salaries and employee benefits	1,209,707	1,190,138
Occupancy expense	338,750	321,534
Net realized losses on sales of securities available for sale	0	0
Other expenses	612,732	459,792

Total other expenses	2,161,189	1,971,464

Income before income taxes	1,217,312	1,896,237
Income tax expense	371,500	618,000

Net income	$ 845,812	$1,278,237

Net income per share of common stock	$1.10	$1.66

Average shares outstanding	768,000	768,000

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	YTD	YTD
	June 30,	June 30,
	2001	2000

Interest income
Loans, including fees	$ 8,063,747	$ 8,119,895
Securities available for sale	2,767,248	2,829,470
Federal funds sold and other	132,512	39,958

Total interest income	10,963,507	10,989,323

Interest expense
Deposits	4,304,988	3,980,981
Borrowings	313,444	249,740

Total interest expense	4,618,432	4,230,721

Net interest income	6,345,075	6,758,602
Provision for loan losses	650,000	180,000

Net interest income after provision for loan losses	5,695,075	6,578,602

Other income
Service charges on deposit accounts	390,530	312,389
Net realized gains on sales of securities available for sale	38,595	0
Other income	122,512	108,100

Total other income	1,297,805	1,086,307

Other expenses
Salaries and employee benefits	2,381,226	2,745,293
Occupancy expense	664,295	634,505
Net realized losses on sales of securities available for sale	0	30,676
Other expenses	1,173,280	1,210,406

Total other expenses	4,218,801	4,620,880

Income before income taxes	2,774,079	3,044,029
Income tax expense	876,500	998,000

Net income	$ 1,897,579	$ 2,046,029

Net income per share of common stock	$2.47	$2.66

Average shares outstanding	768,000	768,000

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)

	June 30,	June 30,
	2001	2000

Cash flow from operating activities
Net income	$ 1,897,579	$ 2,046,029
Adjustments to reconcile net Income to net
cash provided by operating activities:
Depreciation and amortization	341,400	300,308
Provision for loan losses	650,000	180,000
Net realized (gains) losses on securities available for sale	(38,595)	30,676
Net change in accrued interest and other assets	(2,005,252)	(2,259,282)
Net change in accrued expenses and other liabilities	(335,646)	(1,755,570)

Total adjustments	(1,388,093)	(3,503,896)

Net cash provided by operating activities	509,486	(1,457,867)

Cash flows from investing activities
Purchase of securities available for sale	(23,813,273)	(6,907,292)
Proceeds from sales of securities available for sale	684,555	9,411,466
Proceeds from maturities, prepayments and calls of securities available for sale	11,894,105	2,916,672
Net change in loans	186,373	(12,547,771)
Purchases of premises and equipment	(162,052)	(415,557)

Net cash used by investing activities	(11,210,292)	(7,542,482)

Cash flows from financing activities
Net change in deposits	15,906,024	7,249,559
Repayment of borrowings	(6,500,000)	(18,950,000)
Proceeds from borrowings	5,120,921	23,850,000
Cash dividends paid	(921,600)	(921,600)

Net cash provided by financing activities	13,605,345	11,227,959

Net change in cash and cash equivalents	2,904,539	2,227,610
Cash and cash equivalents at January 1	12,519,980	9,848,050

Cash and cash equivalents at June 30	$15,424,519	$12,075,660

Interest paid	$ 4,884,026	$ 4,158,691

Income taxes paid	$ 660,514	$ 1,006,492

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(1)        Basis of Presentation

The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. Certain reclassifications have been made to the prior year presentation to conform to the current year. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

 (4)       Accounting for Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $1,445,000 as of June 30, 2001 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $263,000.

ITEM 2.      MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
                    OF OPERATION

 Basis of Presentation

 Management’s Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle’s financial condition as of June 30, 2001 and its results of operations for the three and six months ended June 30, 2001 in comparison to the same periods ended June 30, 2000. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the "Bank").

 For a comprehensive presentation of Pinnacle’s financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements and accompanying disclosures.

Forward-Looking Statements

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; and material unforseen changes in the financial stability and liquidity of the Bank’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Liquidity And Capital Resources

The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased), Federal Home Loan Bank of Atlanta ("FHLB") advances, and the investment securities portfolio. At June 30, 2001, 7.5% of the investment securities portfolio had maturity dates within the next year and an additional 52.5% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans, monthly repayments from mortgage-backed securities, and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $27 million of federal funds purchased on short notice. Additionally, the Bank has established membership in the FHLB and has granted a blanket floating lien on its mortgage portfolio that collaterizes up to $44 million of borrowings on a short or long term basis. Pinnacle’s management intends to continue to closely monitor and maintain appropriate levels of interest bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Nevertheless, cash and cash equivalents increased during the first six months of 2001 from December 31, 2000 levels by $2.9 million while securities available for sale increased by $12.3 million during the same time period. The average balance in these investment securities increased by $1.5 million in the current year compared to the six months ended June 30, 2000. The average balance of federal funds sold during the first six months of 2001 and 2000 was $5.1 million and $1.3 million, respectively. The general increase in investments and Federal Funds sold during 2001 reflects declining loan demand and a general increase in deposits. It remains management’s intention to minimize the level of federal funds sold while prudently investing excess funds as the opportunity to do so arises.

Total interest-earning assets increased by $14.7 million or 5.8% for the current period when compared with December 31, 2000. Average net loans increased $3.0 million (1.9%) to $164.3 million in the six months ended June 30, 2001 from the same 2000 period. The increase reflects growth in loan demand during the majority of 2000; since December 31, 2000, loan demand has decreased.

The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance decreased to $1.8 million from $2.4 million at June 30, 2001 and December 31, 2000, respectively. The Bank experienced loan charge-offs of $1,298,000 in the six months ended June 30, 2001 compared to $168,000 in the same period of 2000. Net charge-offs amounted to $1,204,000 in 2001 compared to $71,000 for the six months ended June 30, 2000. The significant increase in charge offs primarily reflects activity related to two large commercial borrowers. The bank foreclosed on one borrower’s assets in April and May of 2001 and recorded a charge-off of $800,000. A second commercial loan in the amount of $400,000 was charged-of in June 2001. Both loans had been considered impaired at December 31, 2000. Management does not believe these two large charge-offs represent a trend in the loan portfolio. The allowance for loan losses represents 1.1% of total loans outstanding at June 30, 2001.

The balance of Other Real Estate Owned (included in other assets) increased by $3.0 million to $3.4 million from December 31, 2000 to June 30, 2001 as the result of foreclosing on six properties and disposing of five properties in the period. As indicated above, the significant increase is due to one large commercial relationship foreclosed upon in April and May of 2001. The accrual of interest has been discontinued on loans totaling $516,000 as of June 30, 2001 representing .3% of total loans compared to $151,000 at December 31, 2000. Unrecorded income on all nonaccrual loans for the six months ended June 30, 2001 was approximately $118,000. Real estate secures $245,000 of the non-accrual loans at June 30, 2001 while $271,000 is secured by other collateral.

Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $15.9 million (7.2%) to $237.6 million at June 30, 2001 from $221.7 million at December 31, 2000, due primarily to normal growth and increased emphasis on marketing of consumer deposits. Non-interest bearing deposits increased $3.9 million to $47.2 million from December 31, 2000 while interest-bearing deposits increased $12.0 million for the six months ended June 30, 2001.

As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds purchased and FHLB advances to meet short term liquidity needs. The Bank has no federal funds purchased as of June 30, 2001 but averaged approximately $70,000 of such borrowings during the first half of 2001. The Bank anticipates continued use of these sources of funds to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

Shareholders’ equity increased $2.0 million to $44.5 million at June 30, 2001 from $42.5 million at December 31, 2000. Net earnings retained during the six months amounted to $976,000 while equity increased $1.0 million as a result of an increase in net unrealized losses on securities available for sale. Dividends declared and paid were unchanged at $1.20 per share.

Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.0% during the first six months of 2001, compared to 14.5% for the year which ended December 31, 2000.

Management is not aware of any known trends, events, or uncertainties that are reasonably likely to have a material effect on Pinnacle’s liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.

Results of Operations (for the three month period ended June 30, 2001)

Pinnacle’s operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

Interest income on interest bearing assets decreased by $139,000 from the same quarter in 2000 as average yields decreased from 8.6% to 8.1% as a result of significant reductions in interest rates in the first half of

 2001.  Additionally, lower loan demand resulted in a higher percentage of Pinnacle’s interest bearing assets being investment securities that have lower yields than loans. These factors offset the overall increase in interest earning assets during the quarter. Interest expense increased by $99,000 from the same quarter of 2000 as a result of increased deposits and a slight increase in costs of funds. The average cost of funds for the second quarters of 2001 and 2000 were 3.8% and 3.7%, respectively. The Bank’s cost of funds has been decreasing in the last few months as the decreases in short term interest rates impact our sources of funds, particularly the repricing of maturing certificates of deposit. Net interest income in the three months ended June 30, 2001 decreased $238,000, or 7.0% as compared to the same period for the previous year. Much of the decrease reflects the lag in repricing of interest-bearing deposits against our loan portfolio in a declining interest rate environment. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins remain relatively stable from the same period in the prior year.

The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain the allowance for loan losses. The provision reflects management’s estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $500,000 and $90,000 for loan losses in the quarters ended June 30, 2001 and 2000, repectively. The increased provision in 2001 is the result of the two significant charge-offs discussed earlier in this 10-QSB. Management continues to review the provision based on its evaluation of the adequacy of the allowance for loan losses.

Other income increased by $158,000 during the three months ended June 30, 2001 as compared to 2000. This change is attributable to increased revenues on the origination of mortgage loans, more aggressive collection of fees related to transaction accounts, increased income on bank owned life insurance, and realized gains on the sales of investment securities.

Other expenses during the three months ended June 30, 2001 increased $190,000 (or 9.6%) from the same period in the previous year. The change results from normal increases in operating expenses such as compensation, marketing, and professional services as well as increases in expenses related to other real estate owned and debt prepayment penalties. None of the increases is individually significant.

Pinnacle’s income tax expense decreased $247,000 for the quarter compared to the same period in the previous year due to lower taxable income and a decrease in the effective income tax rate during the quarter from 32.6% in 2000 to 30.5% in 2001. The effective rate decrease is primarily the result of a larger proportion of our pretax income relating to tax exempt securities.

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 2001 was $845,000 and represents annualized returns of 7.8% on average shareholders’ equity and 1.2% on average assets. Comparable amounts during the same period of 1999 were $1.3 million, 13.1%, and 1.8%, respectively.

Results of Operations (for the six month period ended June 30, 2001)

Interest income on interest bearing assets for the six months ended June 30, 2001 decreased by $25,000 from the same period in 2000. This minor change in interest income is in spite of a decrease in average yield from 8.5% to 8.3%, reflecting a general decrease in interest rates and an increase in average impaired assets.These reductions in interest income were largely offset by an increase in average earning assets, resulting in little change in interest income. Interest expense increased by $387,000 from the same period of 2000 as a result of increased deposits and an increase in average borrowings. The average cost of funds for the six months ended June 30, 2001 and 2000 were 3.8% and 3.6%, respectively. The increased cost of funds reflects the lagging nature of repricing of deposits; recent interest rate reductions have not yet resulted in the cost of funds of the Bank being reduced. Management anticipates that the cost of funds will decrease in the second half of the year. Net interest income in the six months ended June 30, 2001 decreased by $413,000, or 6.1%, as compared to the same period for the previous year.

The provision for loan losses and its purpose is explained above. Pinnacle provided $650,000 for losses in the period ended June 30, 2001 and $180,000 in the period ended June 30, 2000. The increase is the result of the large increase in net charge-offs discussed earlier in the Form 10-QSB.

Other income during the six months ended June 30, 2001 increased by $212,000 to $1,298,000 from $1,086,000 from the same period in 2000. This reasons for this increase correspond to the reasons for the increase in the second quarter of the year.

Other expenses during the six months ended June 30, 2001 decreased $403,000 to $4.2 million from $4.6 million for the same period in the previous year. The decrease reflects two nonrecurring charges recognized by Pinnacle in the first quarter of 2000. The first item related to the retirement of the Bank’s president, announced in the first quarter of 2000. The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $385,000. The second charge was the result of an unfavorable ruling in a lawsuit disclosed in previous filings. The court granted Capital Resource Funding a motion for summary judgement on its claim regarding unlawful conversion of assets. The Bank recognized an expense of $250,000 to establish the liability that was ultimately paid to settle the claim. Excluding these nonrecurring amounts, operating expenses would have increased $233,000. This change consists of increased expenditures in a number of operating expenses, including marketing, postage and supplies, and professional services, as well as expenses related to real estate owned and debt prepayment penalties. None of the increases are considered individually significant.

Pinnacle’s income tax expense decreased $122,000 for the six months ended June 30, 2001 compared to the same period in the previous year due primarily to decreased taxable income. The effective income tax rate during the period of 31.6% is a decrease of 1.2% from the effective rate of 32.8% in 2000. The decreased effective rate is the result of a larger percentage of Pinnacle’s pretax income being from tax exempt securities.

Net income during the six months ended June 30, 2001 was $1.9 million and represents annualized returns of 8.7% on average shareholders’ equity and 1.3% on average assets. Comparable amounts during the same period of 2000 were $2.0 million, 10.5% and 1.5%, respectively. As indicated above, net income declined primarily due to increased loan loss provision and smaller net interest income while the operating ratios reflect the decreased earnings compared to a slightly larger asset and equity base.

The following tables present Pinnacle’s Regulatory capital position at June 30, 2001

 (Rounded to the nearest thousand)

Total Risk Adjusted Assets	$200,540

Risk Based Capital Ratios:

TIER 1 CAPITAL
Common stock	$7,680	3.83%
Surplus	7,280	3.63%
Retained earnings	28,396	14.16%

Total Tier 1 capital	43,356	21.62%
Tier 1 minimum requirement	8,022	4.00%

Excess (shortfall)	$35,334	17.62%

TIER 2 CAPITAL
Tier 1 from above	$43,356	21.62%
Allowance for loan losses, limited to 1.25% of risk weighted assets	1,798	0.90%

Total Tier 2 capital	45,154	22.52%
Tier 2 minimum requirement	16,044	8.00%

Excess (shortfall)	$29,110	14.52%

LEVERAGE RATIO
Tier 1 capital	$43,356	14.98%
Minimum requirement	8,684	3.00%

Excess (shortfall)	$34,672	11.98%

Average total assets, net of goodwill	$289,454

PINNACLE FINANCIAL CORPORATION

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

None.

B.	Reports on Form 8-K

Pinnacle has filed no reports on Form 8-K during the quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE FINANCIAL CORPORATION

Date: August 9, 2001	By: /s/ L. Jackson McConnell

L. Jackson McConnell
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2001	By: /s/ Lint W. Eberhardt

Lint W. Eberhardt
President