Form 10QSB
period 2001-09-30
PINNACLE FINANCIAL CORP
filed 2001-11-13
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

As of October 31, 2001 there were 768,000 shares of common stock outstanding.

PINNACLE FINANCIAL CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Unaudited)
	September 30,	December 31,
	2001	2000

Assets
Cash and due from banks	$10,028,564	$11,489,980
Federal funds sold	2,345,000	1,030,000
Securities available for sale	102,683,599	87,175,586
Loans, net of allowance for loan losses of $1,991,880 and $2,352,245, respectively	166,454,159	166,790,614
Premises and equipment	7,858,005	8,173,811
Accrued interest receivable	2,450,628	2,722,559
Other assets	12,367,852	4,396,905

Total assets	$304,187,807	$281,779,445

Liabilities
Noninterest-bearing deposits	$45,188,470	$43,342,315
Interest-bearing deposits	194,558,041	178,309,691

Total deposits	239,746,511	221,652,006
Borrowings	13,239,886	13,100,000
Accrued interest and other liabilities	4,902,727	4,494,026

Total liabilities	257,889,124	239,246,032

Shareholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized, 768,000 shares issued and outstanding	7,680,000	7,680,000
Capital surplus	7,280,000	7,280,000
Retained earnings	29,198,514	27,420,450
Accumulated other comprehensive income	2,140,169	152,973

Total shareholders’ equity	46,298,683	42,533,423

Total liabilities and shareholders’ equity	$304,187,807	$281,779,445

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2001	2000

Interest income
Loans, including fees	$3,854,750	$4,283,749
Securities available for sale	1,426,809	1,313,093
Federal funds sold and other	28,113	32,978

Total interest income	5,309,672	5,629,820

Interest expense
Deposits	2,030,245	2,075,653
Borrowings	169,422	224,631

Total interest expense	2,199,667	2,300,284

Net interest income	3,110,005	3,329,536
Provision for loan losses	25,000	90,000

Net interest income after provision for loan losses	3,085,005	3,239,536

Other income
Service charges on deposit accounts	519,800	328,042
Other service charges and fees	224,952	160,322
Net realized gains on sales of securities available for sale	20,220	0
Other income	78,438	63,071

Total other income	843,410	551,435

Other expenses
Salaries and employee benefits	1,206,259	1,163,118
Occupancy expense	329,431	317,426
Net realized losses on sales of securities available for sale	0	389,621
Other expenses	627,840	493,116

Total other expenses	2,163,530	2,363,281

Income before income taxes	1,764,885	1,427,690
Income tax expense	502,000	433,500

Net income	$1,262,885	$994,190

Net income per share of common stock	$1.64	$1.29

Average shares outstanding	768,000	768,000

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
	YTD	YTD
	September 30,	September 30,
	2001	2000

Interest income
Loans, including fees	$11,918,497	$12,403,644
Securities available for sale	4,194,057	4,142,563
Federal funds sold and other	160,625	72,936

Total interest income	16,273,179	16,619,143

Interest expense
Deposits	6,335,233	6,056,634
Borrowings	482,866	474,371

Total interest expense	6,818,099	6,531,005

Net interest income	9,455,080	10,088,138
Provision for loan losses	675,000	270,000

Net interest income after provision for loan losses	8,780,080	9,818,138

Other income
Service charges on deposit accounts	1,265,968	993,860
Other service charges and fees	615,482	472,711
Net realized gains on sales of securities available for sale	58,815	0
Other income	200,950	171,171

Total other income	2,141,215	1,637,742

Other expenses
Salaries and employee benefits	3,587,485	3,908,411
Occupancy expense	993,726	951,931
Net realized losses on sales of securities available for sale	0	420,297
Other expenses	1,801,120	1,703,522

Total other expenses	6,382,331	6,984,161

Income before income taxes	4,538,964	4,471,719
Income tax expense	1,378,500	1,431,500

Net income	$3,160,464	$3,040,219

Net income per share of common stock	$4.12	$3.96

Average shares outstanding	768,000	768,000

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(Unaudited)
	September 30,	September 30,
	2001	2000

Cash flow from operating activities
Net income	$3,160,464	$3,040,219

Adjustments to reconcile net income to net
Cash provided by operating activities:
Depreciation and amortization	496,100	455,258
Provision for loan losses	675,000	270,000
Net realized (gains) losses on securities available for sale	(58,815)	420,297
Net change in accrued interest and other assets	(7,699,016)	(1,690,559)
Net change in accrued expenses and other liabilities	408,701	(1,631,582)

Total adjustments	(6,178,030)	(2,176,586)

Net cash provided by operating activities	(3,017,566)	863,633

Cash flows from investing activities
Purchase of securities available for sale	(34,869,161)	(11,974,541)
Proceeds from sales of securities available for sale	3,703,308	19,252,275
Proceeds from maturities, prepayments, and calls of securities available for sale	17,703,851	3,850,059
Net change in loans	(338,545)	(12,357,382)
Purchases of premises and equipment	(180,294)	(605,762)

Net cash used by investing activities	(13,980,841)	(1,835,351)

Cash flows from financing activities
Net change in deposits	18,094,505	1,576,756
Repayment of borrowings	(7,500,000)	(28,850,000)
Proceeds from borrowings	7,639,886	29,050,000
Cash dividends paid	(1,382,400)	(1,382,400)

Net cash provided by financing activities	16,851,991	394,356

Net change in cash and cash equivalents	(146,416)	(577,362)
Cash and cash equivalents at January 1	12,519,980	9,848,050

Cash and cash equivalents at September 30	$12,373,564	$9,392,878

Interest paid	$6,837,272	$6,303,441

Income taxes paid	$1,135,514	$1,610,492

PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

 (1)       Basis of Presentation

The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank, N.A. All significant intercompany accounts have been eliminated in consolidation.

 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)       Accounting for Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $1,025,000 as of September 30, 2001 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $151,000.

ITEM 2.             MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Basis of Presentation

 Management’s Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle’s financial condition as of September 30, 2001 and its results of operations for the three and nine months ended September 30, 2001 in comparison with the same periods ended September 30, 2000. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank, N.A. (hereinafter the "Bank").

 For a comprehensive presentation of Pinnacle’s financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements and accompanying disclosures.

 Forward-Looking Statements

 This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates and material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

 Liquidity And Capital Resources

 The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle seeks to meet liquidity requirements primarily through the management of federal funds (both sold and purchased), Federal Home Loan Bank of Atlanta ("FHLB") advances, and the investment securities portfolio. At September 30, 2001, 11.5% of the investment securities portfolio had maturity dates within the next year and an additional 54.6% matures within the next 5 years. All investment securities are classified as available for sale and may be sold or used as a source of collateralized borrowings in the event of a liquidity shortfall. Other sources of liquidity are payments on commercial and installment loans, monthly repayments from mortgage-backed securities, and repayment of maturing single payment loans. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $27.0 million of federal funds purchased on short notice. Additionally, the Bank has established membership in the FHLB and has granted a blanket floating lien on its mortgage portfolio that collateralizes up to $44 million of borrowings on a short or long term basis. Pinnacle’s management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan requests while net interest margins are maximized.

 Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents decreased during the first nine months of 2001 from December 31, 2000 levels by $146,000 while securities available for sale increased by $15.5 million, or 17.8%, during the same time period. The average balance in these investment securities increased by $6.1 million in the current year compared to the nine months ended September 30, 2000. The average balance of Federal Funds sold during the first nine months of 2001 and 2000 was $4.4 million and $1.4 million, respectively. The increase in both investments and Federal Funds sold reflects a substantial (8%) increase in deposits during the year that greatly exceeded demand for new loans. Additionally, the September 2000 amounts reflect the impact of a restructuring transaction involving the investment portfolio; this transaction involved the sale of $9.8 million of securities at a pretax loss of approximately $390,000. The proceeds were used to purchase approximately $4.1 million of longer term, higher yielding securities and to repay short term borrowings of the Bank.

 Total interest-earning assets increased by $16.1 million or 6.3% for the current period when compared with December 31, 2000. Average net loans increased $1.7 million (1.0%) to $165.0 million in the nine months ended September 30, 2001 from the same 2000 period. The slight increase in outstanding loans reflects an increase in loan demand that was largely offset by the foreclosure on one large commercial real estate relationship in the second quarter of 2001.

 The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance decreased to $2.0 million at September 30, 2001 from $2.4 million at December 31, 2000. The Bank experienced loan charge-offs of $1,521,000 in the nine months ended September 30, 2001 compared to $290,000 in the same period of 2000. Net charge-offs amounted to $1,035,000 in 2001 compared to $107,000 for the nine months ended September 30, 2000. The significant increase in charge-offs primarily reflects activity related to two large commercial borrowers. The bank foreclosed on one borrower’s assets in April and May of 2001 and recorded a charge-off of $800,000. A second commercial loan in the amount of $400,000 was charged-off in June 2001. Both loans had been considered impaired at December 31, 2000. Management does not believe these two large charge-offs represent a trend in the loan portfolio. The allowance for loan losses represents 1.2% of total loans outstanding at September 30, 2001.

The balance of Other Real Estate Owned (included in other assets) has increased by $2.8 million to $3.2 million from December 31, 2000 to September 30, 2001 as the result of foreclosing on seven properties and disposing of eight properties in the period. As indicated above, the significant increase is due to one large commercial relationship foreclosed upon in April and May of 2001. The accrual of interest has been discontinued on loans totaling $533,000 as of September 30, 2001, representing 0.3% of loans, compared to $151,000 at December 31, 2000. Unrecorded income on all nonaccrual loans for the nine months ended September 30, 2001 was approximately $130,000. Real estate secures $477,000 of the nonaccrual loans at September 30, 2001 while $55,000 is secured by other collateral.

 Other assets increased by $8 million from December 31,2000 to September 30, 2001. As indicated above, $2.8 million of that increase relates to the increase in Other Real Estate Owned. The remaining $5.2 million of increase is primarily related to an investment of $5.0 million in Bank Owned Life Insurance. This investment reflects the current cash surrender value of life insurance policies; the investment increases on a monthly basis as the Bank recognizes other income due to the increase in cash surrender value. This nontaxable income is used to offset the cost of benefit programs offered to the employees of the Bank.

 Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $18.1 million to $239.8 million at September 30, 2001 from $221.7 million at December 31, 2000, due to normal growth, increased emphasis on marketing of consumer deposits, and an increase in municipal deposits. Non-interest bearing deposits increased $1.9 million to $45.2 million from $43.3 million at December 31, 2000 while interest-bearing deposits increased $16.3 million for the nine months ended September 30, 2001.

 As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources have allowed the bank to take advantage of opportunities to prudently invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank has continued to use both Federal Funds borrowed and FHLB advances to meet short term liquidity needs and to leverage its existing capital. The Bank had no federal funds purchased as of September 30, 2001 and has averaged less than $100,000 borrowed during the year due to the increase liquidity provided by increased core deposits. The Bank anticipates continued use of these sources of funds in an attempt to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

 Shareholders’ equity increased to $46.3 million at September 30, 2001 from $42.5 million at December 31, 2000. Net earnings retained during the nine months amounted to $1.8 million while equity increased $2.0 million as a result of an increase in net unrealized gains on securities available for sale. Dividends declared and paid were unchanged at $1.80 per share.

 Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.9% during the first nine months of 2001, compared to 14.5% for the year which ended December 31, 2000.

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

 Results of Operations (for the three month period ended September 30, 2001)

 Pinnacle’s operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

Interest income on interest bearing assets decreased by $320,000 from the same quarter in 2000 as average yields decreased from 8.8% to 7.8% as a result of significant reductions in interest rates during 2001. Additionally, a higher percentage of the Bank’s interest bearing assets have been investment securities as a result of changes in the balance sheet mentioned in "Liquidity and Capital Resources." These factors combined to more than offset the net increase in interest earning assets in the period. Interest expense decreased by $100,000 from the same quarter of 2000 as a result of a decrease in the Bank’s cost of funds; the average cost of funds for the third quarters of 2001 and 2000 were 3.5% and 3.9%, respectively. The reduction in cost of funds offset the increased interest expense related to increased average deposits and borrowings. Net interest income for the quarter ended September 30, 2001 decreased $220,000, or 6.7%, as compared to the same period for the previous year. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins remain relatively stable from year to year. The significant and unprecedented reductions in short term interest rates have negatively impacted earnings primarily as a result of immediate repricing of the loan portfolio while the impact on repricing of deposits and borrowings has been much slower.

 The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain the allowance for loan losses. The provision reflects management’s estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $25,000 and $90,000 for loan losses in the quarters ended September 30, 2001 and 2000, respectively. The decreased provision in 2001 reflects the impacts of larger provisions recorded earlier in the year, resulting in an allowance for loan losses that management believes is adequate. Management continues to review the provision based on its evaluation of the adequacy of the allowance for loan losses.

Other income increased by $292,000 during the three months ended September 30, 2001 as compared to the same period in 2000. This change is attributable to increased revenues on the origination of mortgage loans, more aggressive collection of fees related to transaction accounts, increased income on bank owned life insurance, and realized gains on the sales of investment securities.

 Other expenses during the three months ended September 30, 2001 decreased $200,000 from the same period in the previous year. Approximately $390,000 of the decrease resulted from the nonrecurring loss on the sale of securities from the security restructuring performed in 2000. Excluding this transaction, expenses increased $190,000 (or 9.6%). This increase is composed of many relatively small changes in the current year. The bank experienced an increase of $50,000 in expenses on Other Real Estate Owned related to the maintenance and disposition of properties. Compensation, professional services, and other operating expenses increased by individually insignificant amounts due to normal increases.

 Pinnacle’s income tax expense increased $68,000 for the quarter compared to the same period in the previous year due primarily to increased taxable income as a result of the securities restructuring transaction in 2000 and the decreased loan loss provision in 2001. These items that resulted in increased expense were somewhat offset by a decrease in the effective income tax rate during the quarter from 30.4% in 2000 to 28.5% in 2001. The decreased effective rate is the result of reduced state income taxes and a larger proportion of our pretax income relating to tax exempt securities.

 Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 2001 was $1.3 million and represents annualized returns of 11.3% on average shareholders’ equity and 1.7% on average assets. Comparable amounts during the same period of 2000 were $1.0 million, 9.9%, and 1.4%, respectively (without the loss on investment securities, the amounts would have been $1.3 million, 12.6%, and 1.8%, respectively).

 Results of Operations (for the nine month period ended September 30, 2001)

 Interest income on interest bearing assets for the nine months ended September 30, 2001 decreased by $346,000 from the same period in 2000. A decrease in average yield from 8.6% to 8.1% reflects the general decline in interest rates in 2001, a higher level of average impaired assets, and a change in asset mix resulting in a higher percentage of interest bearing assets being lower yielding investment securities. Interest expense increased by $287,000 from the same period of 2000 as a result of increased deposits and an increase in average borrowings. The average cost of funds for the nine months ended September 30, 2001 and 2000 were 3.7% and 3.6%, respectively. Net interest income in the nine months ended September 30, 2001 decreased by $633,000, or 6.3%, as compared to the same period for the previous year.

The provision for loan losses and its purpose is explained above. Pinnacle provided $675,000 for losses in the period ended September 30, 2001 and $270,000 in the period ended September 30, 2000. The increase is the result of the large increase in the net charge-offs discussed earlier in this Form 10-QSB. Other income during the nine months ended September 30, 2001 increased by $503,000 from the same period in 2000. The reasons for this increase are the same as those listed in the results of operations for the three months ended September 30, 2001.

Other expenses during the nine months ended September 30, 2001 decreased $602,000 to $6.4 million from $7.0 million for the same period in the previous year. The decrease reflects three nonrecurring charges recognized by Pinnacle in 2000. The first item relates to the retirement of the Bank’s president, announced in the first quarter of 2000. The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $385,000. The second charge is the result of an unfavorable ruling in a lawsuit. The court granted Capital Resource Funding a motion for summary judgement on its claim regarding unlawful conversion of assets. The Bank recognized an expense of $250,000 to establish the liability that was ultimately paid to settle the claim. Finally, the Bank restructured its investment portfolio in the third quarter of 2000 to sell under performing assets, invest in higher yielding investment securities, and decrease its reliance on short term debt. This transaction resulted in a loss of approximately $390,000. These three transactions cumulatively increased other expenses by $1,025,000. Excluding these three nonrecurring items, other expenses would have increased by $423,000, or 5.3%, of 2000's recurring expenses. The increase is primarily normal increases in compensation and benefits and occupancy expenses as well as increases in expenses related to Other Real Estate Owned ($89,000 increase), professional services ($53,000 increase), and prepayment penalties on early debt repayment ($44,000 increase).

Pinnacle’s income tax expense decreased $52,000 for the nine months ended September 30, 2001 compared to the same period in the previous year due to a decline in the effective income tax rate from 32.0% to 30.4% in 2000. The decline reflects the impact of a higher percentage of Pinnacle’s pretax income relating to tax exempt securities.

Net income during the nine months ended September 30, 2001 was $3.2 million and represents annualized returns of 9.7% on average shareholders’ equity and 1.44% on average assets. Comparable amounts during the same period of 2000 were $3.0 million, 10.2% and 1.45%, respectively. As indicated above, net income increased slightly as the result of the nonrecurrence of several 2000 transactions, increased fee income and a lower effective tax rate offset by an increased loan loss provision and lower net interest income. The operating ratios reflect the increased earnings compared to a larger asset and equity base.

The following tables present Pinnacle’s Regulatory capital position at September 30, 2001:

 (Rounded to the nearest thousand)
Total Risk Adjusted Assets	$206,837

Risk Based Capital Ratios:

TIER 1 CAPITAL
Common stock	$7,680	3.71%
Surplus	7,280	3.52%
Retained Earnings	29,199	14.12%

Total Tier 1 capital	44,159	21.35%
Tier 1 minimum requirement	8,273	4.00%

Excess (shortfall)	$35,886	17.35%

TIER 2 CAPITAL
Tier 1 from above	$44,159	21.35%
Allowance for loan losses, limited to 1.25% of risk weighted assets	1,992	0.96%

Total Tier 2 capital	46,151	22.31%
Tier 2 minimum requirement	16,547	8.00%

Excess (shortfall)	$29,604	14.31%

LEVERAGE RATIO
Tier 1 capital	$44,159	14.81%
Minimum requirement	8,945	3.00%

Excess (shortfall)	$35,214	11.81%

Average total assets, net of goodwill	$298,154

PINNACLE FINANCIAL CORPORATION

PART II   OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
A.	Exhibits
None.
B.	Reports on Form 8-K
Pinnacle has filed no reports on From 8-K during the quarter.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 PINNACLE FINANCIAL CORPORATION

Date: November 9, 2001	By: /s/ L. Jackson McConnell
L. Jackson McConnell Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2001	By: /s/ Lint W. Eberhardt
Lint W. Eberhardt President