Form 10KSB
period 2001-12-23
PINNACLE FINANCIAL CORP
filed 2002-04-01
CIK 910678

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934

 For the fiscal year ended December 31, 2001

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934

                                    Commission File No.  33-67528

Pinnacle Financial Corporation

(Name of small business issuer in its charter)

Georgia	58-1538862

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

884 Elbert Street, P.O. Box 430, Elberton, Georgia	30635-0430

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (706) 283-2854

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes   ☑     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no-disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Not Applicable.

Registrant is not required to be registered under the Securities Exchange Act of 1934.

State Issuer’s revenue for its most recent fiscal year:       $24,429,470

State the aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors and JAM Family Partnership II, L.P.).  As of March 15, 2002, there were 364,728 shares of Common Stock, $10.00 par value outstanding held by non-affiliates of the issuer, with an aggregate value of $32,825,520 (based upon approximate market value of $90/share) (the last sale price known to the Issuer for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   As of March 15, 2002, Common Stock, $10.00 par value - 768,000 shares outstanding.

 PINNACLE FINANCIAL CORPORATION

FORM 10-KSB

 -i-

PART I

Item 1.     DESCRIPTION OF BUSINESS

General

                        Pinnacle Financial Corporation (hereinafter “Pinnacle” or the “Company”) is a registered one-bank holding company, headquartered in Elberton, Georgia.  The Company’s full service banking activities are  conducted by its wholly-owned banking subsidiary, Pinnacle Bank, (the “Bank”), based in Elberton, Georgia with eight offices which are located in Elbert, Franklin and Hart Counties, Georgia. Pinnacle was incorporated under the laws of Georgia in 1982.  In 1983, the Company acquired 100% of the outstanding shares of First National Bank in Elberton (“Elberton”) and in 1994 acquired Tri-County Bank of Royston (“Royston”).  The two subsidiary banks merged as of January 1, 1998 and became Pinnacle Bank, N.A.  The Bank was organized as a national banking association in 1934 but converted to a State chartered bank in Georgia in November 2001.  At that time, the name of the bank was changed to Pinnacle Bank.

                        The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, credit card accounts and money transfers.  The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

                        As of December 31, 2001, Pinnacle had total assets of approximately $311.2 million, total deposits of approximately $239.8 million, net loans of approximately $177.2 million and shareholders’ equity of approximately $46.2 million.  The principal executive office of Pinnacle is located at 884 Elbert Street, Elberton, Georgia 30635-0430, and its telephone number at that address is (706) 283-2854.

Forward-Looking Statements

                        This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risk and uncertainties.  Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers, all of which are difficult to predict and which may be beyond the control of the Company.  Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

                        Markets.  Pinnacle conducts banking activities through the Bank primarily in Elbert, Franklin and Hart Counties.  Customers of the Bank are generally consumers and small businesses.

                        Deposits.  The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2001, the Bank’s deposit base, totaling approximately $239.8 million, consisted of approximately $45.5 million in noninterest bearing demand deposits (19.0% of total deposits), approximately $62.1 million in interest-bearing demand deposits (including money market accounts) (25.9% of total deposits), approximately $17.5 million in savings deposits (7.3% of total deposits), approximately $81.4 million in time deposits of less than $100,000 (33.9% of total deposits), and approximately $33.3 million in time deposits of $100,000 or more (13.9% of total deposits).

                        Interest Rate Sensitivity.  The absolute level and volatility of interest rates can have a significant impact on Pinnacle’ s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve Pinnacle’s overall financial goals.  Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.  The Company uses income simulation modeling as the primary tool to measure interest rate risk and manage interest rate sensitivity.  Simulation modeling considers not only the impact of changing market rates on interest on future net interest income, but on other potential causes of variability.  The Company also measures its short-term exposure to interest rate risk by simulating the impact to net interest income under several rate change levels.  These rate shocks are performed at levels of up and down 300 basis points from current interest rates.  The most recent simulations indicate Pinnacle is only slightly impacted by changes in interest rates in the short term but an extended period of increased interest rates will negatively impact future earnings.

                        An indicator of the interest rate sensitivity structure of a financial institution’s balance sheet is the difference between its interest rate sensitive assets and interest rate sensitive liabilities, which is referred to as the “gap”.  Pinnacle manages the gap between rate-sensitive assets and rate-sensitive liabilities to keep it at an acceptable level, rather than place significant earnings at risk by attempting to predict the frequency, direction and magnitude of interest rate fluctuations.  While the gap information is meaningful and used by bank management, it has inherent limitations.  For example, gap analysis ignores the differences in characteristics between a loan with an interest rate tied to prime and an interest bearing checking account that has lower interest rate sensitivity and management reprices at its discretion.  The bank believes the interest rate simulations it performs are better indications of future performance in various interest rate environments.

                        Table 8 in the statistical information reflects the gap position of Pinnacle’s consolidated balance sheet. At December 31, 2001, the gap analysis reflects a negative gap at the one-year interval equivalent to 31.3% of earning assets, as compared to 29.1% at December 31, 2000.

                        The rate sensitivity analysis table is designed to demonstrate estimates of Pinnacle’s sensitivity to changes in interest rates by setting forth in comparative form the repricing maturities of Pinnacle’s assets and liabilities for the period shown.  A ratio of interest earning assets to interest bearing liabilities (more interest earnings assets repricing in a given period than interest bearing liabilities) greater than 100% indicates that an increase in interest rates will generally result in an increase in net income for Pinnacle and a decrease in interest rates will result in a decrease in net income.  A ratio of earning assets to interest-bearing liabilities of less than 100% indicates that a decrease in interest rates will generally result in an increase in net income for Pinnacle and an increase in interest rates will result in a decrease in net income. As indicated above, changes in interest rates do not result in identical changes in all assets and liabilities, and the rate of change in interest rates is significantly different in some products versus others.  The interest sensitivity gap, therefore, is only an indicator of the potential effects of interest rate changes on net interest income. See also the “Asset/Liability Management” section below.

                        Loans.  The Bank makes both secured and unsecured loans to individuals, firms and corporations.  These loans to consumers and businesses include open ended, installment, and revolving types of credit for its customers. At December 31, 2001, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 11.6%, 76.1%, and 12.3%, respectively, of  Pinnacle’s total loan portfolio.  The real estate loans made by the Bank include residential construction, first and second mortgage loans, acquisition and development loans, as well as loans for other purposes which are secured by real estate.

                        Lending Policy.  The current lending strategy of the Bank is to generally make loans only to persons and businesses who reside, work, or are located in the Bank’s primary trade areas.   Loans are made to borrowers who are well established and have collateral and cash flow to support repayment of the loan.  Unsecured loans normally are made only to borrowers who have an unblemished repayment history. Real estate loans usually are made only when such loans are secured by real property located in Elbert, Franklin and Hart Counties, or counties contiguous to the Bank’s market area.

                        The Bank provides each lending officer with written guidelines for lending activities.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of loans he can make to a single borrower or related group of borrowers.  The Bank has established a loan committee system that has four levels of loan committees that have responsibility for initial review of new loans. Lower level committees are responsible for the review of smaller loans; the Bank’s Chief Credit Officer and Loan Review Officer are members of all committees. All loans in excess of $250,000 (or loan relationships where the aggregate commitment, excluding amortizing mortgage loans, exceeds $250,000) are reviewed at least annually.  The Bank’s Senior Loan committee, composed of the Bank’s executive officers and other senior loan officers, approves and reviews at least annually all loans or relationships over $500,000.  Lending relationships exceeding $750,000 are reviewed annually by the Executive and Loan Committee, which includes outside directors.  The Executive and Loan Committee also reviews and approves the adequacy of the Bank’s allowance for loan losses on a quarterly basis.

                        Making working capital loans to businesses is a traditional function of commercial banks.  Such loans are expected to be repaid out of the current cash flow of the commercial entity as the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise.  It is the Bank’s policy to secure these loans.  Many of the Bank’s commercial loans are secured by real estate that are subject to certain inherent risks.  Commercial real estate can be considered illiquid and commercial real estate values are subject to fluctuation depending upon economic conditions

                        Inter-agency guidelines adopted by bank regulators mandate that financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards.  The Bank has adopted these standards.  These standards limit loan-to-value ratios for various types of real estate loans as set forth below.  The Bank may make exceptions to the standards, which are identified and reported.

Loan category	Loan-to-Value Limit (percent)

Raw Land	65
Land Development	75
Construction:
Commercial, multifamily[1]and Other nonresidential	80
1- to 4-family residential	85
Improved Property	85
Owner-occupied 1- to 4-family and
home equity[2]

                        Loan Review and Nonperforming Assets.  The Bank reviews its loan portfolio to identify deficiencies and to take corrective action.  Lending officers conduct periodic reviews of borrowers with total direct and indirect indebtedness of $100,000 or more and regularly review all past due loans.  Past due loans are reviewed weekly by lending officers and a summary report is reviewed monthly by the Board of Directors of the Bank.  The Board of Directors reviews all loan relationships over $750,000 at least annually.

_____________________

[1]	Multifamily construction includes condominiums and cooperatives.
[2]	A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1- to 4-family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancements in the form of either mortgage insurance or readily marketable collateral is required.

                        Asset/Liability Management.  A committee composed of executive officers is charged with managing the Bank’s assets and liabilities.  The committee’s task is to manage asset growth, liquidity and capital.  To meet these objectives while maintaining prudent management of risks, the committee directs the Bank’s overall acquisition and allocation of funds.  At its quarterly meetings, the committee reviews and discusses (a) growth and performance of the Bank compared to projections and the annual budget, (b) peer group comparisons, (c) simulations prepared by an independent outside vendor summarizing the interest rate risk inherent in the balance sheet of the institution,  and (d) other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

                        Investment Policy.  The Bank’s investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints.  The policy is reviewed at least annually by the Board of Directors.  Individual transactions and investment portfolio composition, characteristics, and performance are reviewed periodically by the Board of Directors.

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

                        Employees.  At December 31, 2001, the Bank had 104 full-time and 20 part-time employees.  Pinnacle has no employees.  The Bank is not a party to any collective bargaining agreement, and the Bank believes its employee relations are good.

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

                        At December 31, 2001, the Bank ranked on the basis of total deposits and assets of $239.8 million and $311.2 million, respectively, as one of the largest depository institutions located in Elbert, Franklin and Hart Counties.

                        Supervision and Regulation.  Pinnacle is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “Act”).  Pinnacle is required to file financial information with the Federal Reserve quarterly and is subject to periodic examination by the Federal Reserve.

                        The Act requires every bank holding company to obtain the prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) before it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the act found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:  making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

                        In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company.  Financial holding companies have the authority to engage in activities that are “financial in nature” that are not permitted for other bank holding companies.  Some of the activities that the Act provides are financial in nature are:

    lending, exchanging, transferring, investing for others or safeguarding money or securities;
    insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
    providing financial, investment, or economic advisory services, including advising an investment company;
    issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
    underwriting, dealing in or making a market in securities.

                        Pinnacle has no immediate plans to register as a financial holding company.

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

                        Pinnacle is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (I) loans by the Bank to Pinnacle, (ii) investments in the stock or securities of Pinnacle by the Bank, (iii) the Bank taking the stock or securities of an “affiliate” as collateral for loans by it to a borrower and (iv) the purchase of assets from Pinnacle by the Bank.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

                        Until November 2001, the Bank was a National Bank chartered under the National Bank Act and was subject to the supervision of, and was regularly examined by, the Office of the Comptroller of the Currency (the “OCC”).  In November 2001, the Bank converted to a state charter under the laws of the state of Georgia.  The Bank’s primary regulator is now the Federal Deposit Insurance Corporation (the “FDIC”).  The FDIC regulates or monitors all areas of its operations and activities, including reserves, loans, mergers, issuances of securities, payments of dividends, interest rates and establishment of branches.  The Bank is also subject to examination by and the regulations of the DBF. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled institution.

                        Payment of Dividends.  Pinnacle is a legal entity separate and distinct from the Bank.  Most of the revenues of Pinnacle result from dividends paid to it by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by the Bank as well as by Pinnacle to its shareholders.

                        The Bank is a state chartered bank regulated by the DBF and the FDIC.  Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all of the following requirements:

(a)	total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);
(b)	the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

(c)	the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends of Pinnacle and its bank subsidiary may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement which provides that insured banks should generally only pay dividends out of current operating earnings.  In additional to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items.  Capital adequacy considerations could further limit the availability of dividends to the Bank.  At December 31, 2001, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled approximately $2.1 million.  For 2001, Pinnacle’s declared cash dividend payout to stockholders was 43% of net income.

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

                        Capital Adequacy.  The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk weighted assets of four percent (4%); and (3) a minimum stockholders’ equity to risk weighted assets of four percent (4%).  In addition, regulators have established a minimum three percent (3%) leverage ratio of Tier One Capital to average total assets (4% for all but the most highly-rated banks and bank holding companies).  “Tier One Capital” generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles.  The Banking regulators use the leverage ratio in tandem with the risk based ratio to assess capital adequacy of banks and bank holding companies.  The capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

                        The Federal Deposit Insurance Corporation Improvement Act of 1991 requires prompt corrective active provisions to be established by all depository institution regulators.  The prompt corrective action provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total asset ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital

                        Various other sections of the 1991 Act imposed substantial new auditing and reporting requirements and increase the role of independent accountants and outside directors.  The 1991 Act also provided for a prohibition on the acceptance of brokered deposits except by well-capitalized institutions and by adequately-capitalized institutions with the permission of the FDIC, and for restrictions on activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries, unless a state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund.

                        The FDIC have adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The FDIC’s regulations also establish procedures for “downgrading” an institution to lower capital category based on supervisory factors other than capital.  Under the FDIC’s regulations the Bank is a “well capitalized” institution.

The following table presents the Bank’s capital ratios at December 31, 2001 :

	Actual	Minimum Capital Requirement	Minimum for well Capitalized

Tier 1 Capital to Risk weighted Assets	20.60%	4.0%	6.0%

Total Capital to Risk weighted Assets	21.54%	8.0%	10.0%

Leverage Ratio (Tier 1 Capital to Total Average Assets)	14.51%	4.0%	5.0%

            Recent Legislative and Regulatory Action.  On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a  significant piece of legislation intended to modernize the financial services industry.  The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting.  The bill also allows bank holding companies to engage in financial activities that are “financial in nature or complementary to a financial activity.”  The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others.  The bill also:

    prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.
    establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot “prevent or significantly interfere” with affiliations between banks and insurance firms.
    contains provisions designed to protect consumer privacy.  The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to “opt out” of information sharing except with unaffiliated third parties who market the institutions’ own products and services or pursuant to joint agreements between two or more financial institutions.
    provides for functional regulation of a bank’s securities activities by the Securities and Exchange Commission.

Item 2.     DESCRIPTION OF PROPERTY

                        The Company’s main office is located at 884 Elbert Street, Elberton, Georgia  30636-0430, and its telephone number at that office is (706) 283-2854.  The Bank has six branches that it owns and one supermarket branch that it leases.

                        The Bank’s main office consists of approximately 22,500 square feet of usable office space.  The downtown Elberton office is located at 32 College Avenue, Elberton, Georgia and consists of approximately 4,200 square feet of usable office space.  The Bowman office is located at 27 North Broad Street, Bowman, Georgia and contains approximately 2,700 square feet of usable office space.  The Hartwell office is located at 135 East Franklin Street, Hartwell, Georgia and consists of approximately 4,200 square feet of usable office space.  The Royston location is located at 861 Church Street, Royston, Georgia and contains  approximately 9,440 square feet of usable office space.  The Franklin Springs branch is located at 2311 West Main Street, Franklin Springs, Georgia and contains approximately 2,300 square feet of office space.  The Lavonia office is located at 12321 Augusta Road, Lavonia, Georgia and has approximately 4,200 square feet of usable office space.  The supermarket branch, which is leased from Dill’s Food City supermarket, is located at 721 Cook Street and contains approximately 540 square feet of space.  This location is leased for $18,000 per year under an operating lease that expires in September 2003.  The Bank can exercise a renewal option at that time for an additional five year lease with annual rent of $21,600.  If the office purchase discussed later in this 10-KSB is consummated, the Bank will add one additional location with approximately 3,380 square feet located in Lexington, Georgia.  None of the properties owned by the Bank are subject to encumbrances.  Management of the Bank believes that these properties are adequately covered by insurance.

Item 3.     LEGAL PROCEEDINGS

                        Pinnacle Bank is party to litigation arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims are not material to the consolidated financial statements.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 2001 fiscal year.

 PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

                        Stock.  There is no established public trading market for the Company’s Common Stock.  As of March 15, 2002, the Company had approximately 400 shareholders of record.   Management is aware of 28 sales of Pinnacle stock in 2001, aggregating 15,348 shares in blocks ranging from 5 shares to 4,672 shares at prices ranging from $85 to $100 per share. Management is aware of 20 sales of its stock in 2000, aggregating approximately 2,231 shares in blocks ranging from 10 shares to 400 shares at prices ranging from $82 to $95 per share.

                        Dividends.  In both 2001 and 2000, the Company declared cash dividends aggregating $1,843,200 ($2.40 per share).  The 2001 amount includes $460,800 ($.60 per share) that was not paid until January 2002.  The Company intends to continue paying cash dividends on a quarterly basis.  The amount and frequency of dividends will, however, be determined by the Company’s Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future.  Information on restrictions on the amount of dividends payable by the

Company appears in the “Supervision and Regulation” section of this 10-KSB and in Note 15 to the Company’s consolidated financial statements.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                        Management’s Discussion and Analysis of Pinnacle analyzes the major elements of Pinnacle’s consolidated balance sheets and statements of income. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank.

                        For a comprehensive presentation of Pinnacle’s financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements, selected statistical information and accompanying disclosures.

Liquidity And Capital Resources

Liquidity Management

                        The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs for credit demand, deposit withdrawals, maturing liabilities and corporate operating expenses.  Pinnacle uses a combination of asset-based and liability-based monitoring and sources of funds to manage its liquidity. The asset-based liquidity monitoring is based on the expected liquidity provided by the assets, primarily loans and securities, of the Bank. At December 31, 2001, 13.1% of the investment securities portfolio had maturity dates within the next year and an additional 39.1% matures within the next five years.  In addition, a substantial portion of the mortgage-backed securities portfolio, which amounted to approximately $34.6 million at December 31, 2001 provides regular payments of principal and interest. Management regularly reviews information provided by an outside service estimating the expected investment portfolio cash flows in various interest rate environments. This information provides a better estimate of the liquidity to be generated from the investment portfolio than stated maturities since many instruments have call or prepayment options inherent in the securities. In addition, all investment securities are classified as available for sale and may be sold in the event of a liquidity shortfall.

                         Other sources of liquidity include payments on commercial and installment loans and repayment of maturing single payment loans.  Management acknowledges that many of the sources of asset-based liquidity can be volatile and are often difficult to predict with a high level of accuracy. For example, the loan portfolio and many securities, especially mortgage-backed securities, have prepayment options that are exercisable by the borrower based on the current level of interest rates, offers received from competing lending entities, and changes in the circumstances of the borrower.  Conversely, payments on fixed rate instruments will be reduced in the event of rising interest rates.

                        As a result of the volatility of asset-based liquidity, Pinnacle’s management places a high degree of reliance on liability-based liquidity. These measures of liquidity are based on management’s estimates of sources of liquidity that are readily available at a reasonable cost in the event of liquidity shortfalls or unpredicted events. The primary sources of liability-based liquidity are documented credit lines and the ability to attract additional deposits.  The Bank has short term borrowing relationships with two correspondent banks that could provide up to $22.0 million on short notice.  One of these relationships requires that the borrowings be repaid at least once every seven days while the second line, for $12 million, has no defined repayment period. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the “FHLB”) and has granted a blanket floating lien on its mortgage portfolio that collateralizes up to 15% of assets (approximately $46 million), subject to adequate collateral availability.

                        The Board of Directors of the Bank has authorized the acquisition of deposits from consumers outside of our general market area, institutional deposits, and brokered funds to supplement the Bank’s liquidity needs.  These sources of funds have not been used at this time but it is management’s opinion that the Bank’s earnings and capital position would result in a minimum availability of several million dollars of deposits.  Management views these liability-based sources of liquidity as the cushion to be used to meet shortfalls caused by changes in asset-based liquidity. Management believes the liability-based sources are sufficient to fund reasonably expected growth of the bank for the next several years.

                        A final source of liquidity results from transactions that Pinnacle management believes should be considered nonrecurring. These sources include accessing the capital markets via the issue of additional stock or trust preferred securities and off balance sheet financings such as securitization of assets. Pinnacle has no plans at this time to enter into either of these types of transactions.  One other nonrecurring source of liquidity is a branch purchase. The Bank anticipates finalizing a Purchase and Assumption agreement with another institution to purchase the loans and assume the deposits of one of its branches in the very near future. It is anticipated that this transaction will close in the second quarter of 2002.  While the overall impact on the financial results and size of the bank are expected to be immaterial, the transaction is expected to provide approximately $8 to $9 million of liquidity to Pinnacle.  Pinnacle’s management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

Investments and Loans
                        Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held.  Cash and cash equivalents decreased from December 31, 2000 levels by $2.9 million while securities available for sale increased by $15.4 million from December 31, 2000 to December 31, 2001.  The average balance in these investment securities increased by $9.2 million in the current year compared to 2000.  The average balance in Federal Funds sold in 2001 and 2000 was $4.0 million and $1.6 million, respectively.

The increases in both averages resulted from increases in the levels of deposits that exceeded the Bank’s loan demand throughout 2001. The Bank experienced increased deposits that mirrored the experience of many other financial institutions as uncertainty and volatility in the stock market resulted in funds being deposited in insured deposit accounts.  Additionally, the year 2000 included a security restructuring transaction in the third quarter.  This transaction involved the sale of $9.8 million of investment securities at a pretax loss of approximately $390,000.  The proceeds were used to purchase approximately $4.1 million of longer term, higher yielding securities and to repay short term borrowings of the Bank.

                        Total interest-earning assets increased by $24.8 million or 9.7% from December 31, 2000 to December 31, 2001.  Average net loans increased $2.8 million or 1.7% to $166.6 million in 2001 over 2000.  As reflected in Table 4 of the statistical information presented below, fixed rate mortgages increased $2.3 million to $82.2 million at December 31, 2001 while variable rate mortgages increased $2.9 million to $42.6 million at that same date.  The higher percentage of fixed rate mortgages reflects the preference of borrower’s for fixed rate financing in Pinnacle’s lending area.  The majority of the fixed rate loans have balloon features that allow the Bank to reprice the loan to current market rates within three to five years of origination.

Allowance for Loan Losses
                        The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio.  The allowance decreased to $2.0 million at December 31, 2001 from $2.4 million at December 31, 2000.  The Bank experienced loan charge-offs of $1,571,000 in the year ended December 31, 2001 compared to $459,000 in 2000.  Net charge-offs amounted to $1,069,000 in 2001 compared to $261,000 in 2000.  The significant increase in charge-offs reflects activity related to two large commercial borrowers.  The bank foreclosed on one borrower’s assets in April and May of 2001 and recorded a charge-off of $800,000 at the time of foreclosure.  A second unsecured commercial loan in the amount of $400,000 was charged-off in June 2001.  Both loans were considered impaired at December 31, 2000. These charge-offs were somewhat offset by a $369,000 recovery received on a commercial loan that was initially charged off in the early 1990’s. Management does not believe these two large charge-offs or the large recovery represent trends in the loan portfolio. The allowance for loan losses represented 1.1% and 1.4% of total loans outstanding at December 31, 2001 and 2000, respectively.

                        Determination of the appropriate level of the allowance for loan losses is a subjective issue that requires judgement on the part of management and the Board of Directors. The committee process for approval and review of new loans described previously in this document is the first step in monitoring loans on a regular basis.  The Bank requires each of its loan officers to grade every loan at inception and requires the officers to be the primary source of monitoring for all loans.  A numeric system of one to eight is used to grade each loan, with one being the highest quality and the top four grades considered satisfactory loans.  Each officer is expected to report any negative trends or activity in his loan portfolio and is responsible for immediately initiating downgrades in loan relationships.  The Bank’s Loan Review Officer (the “LRO”), with direct reporting to the Executive and Loan Committee of the

Board, is empowered to regrade any loan at any time.  Loan officers may suggest or recommend upgrades to the LRO but they have no authority to make such a change.  As an additional control, gradings are reviewed twice a year by an independent loan consultant who reviews a significant portion of the portfolio to examine the appropriateness of classifications, the adequacy of specific reserves, and the systems used by management to identify problem loans.  The findings of this review are reported in summary form to the Executive and Loan committee of the Board of Directors.  The gradings of the portfolio provide one key element in the ultimate determination of the adequacy of the allowance.

                        Every quarter, loan officers are required to prepare a Classified Loan Asset Report for all loans with a rating of 5 or lower that are over $10,000.  These reports include all key facts regarding the relationship, significant trends, collateral evaluations, estimates of value, collection activity taken by the Bank, etc.  These reports are reviewed by the appropriate committee and then are submitted to a final review by a committee composed of the Bank’s President, LRO, Chief Credit Officer, and Chief Financial Officer.  This group provides the final recommendation to the Board on levels of specific reserves and determination of impairment classifications.  In most cases, the determination of impairment reserves is based on the estimated fair value of collateral securing the loan. Loans with outstanding balances of $2.0 million and $4.5 million have been recognized as impaired as of December 31, 2001 and December 31, 2000, respectively, and had total allocated allowances for loan losses of $450,000 and $1,215,000, respectively.  The average investment in impaired loans was $3.0 and $2.1 million, respectively.  Unrecorded income on nonaccrual loans for 2001 and 2000 was $141,000 and $126,000, respectively.  Real estate secures $1.5 million of the impaired loans at December 31, 2001 while the remainder are either unsecured or secured by other forms of collateral.

                        The Bank’s general allowance is management’s best estimate of the amount required for probable but unrecognized losses as of the end of the period.  While subjectivity and estimates are involved in determining the specific reserves for large, impaired loans, a greater amount is required to determine the proper level of the unallocated reserve.  To determine its best estimate, management considers a number of factors, including historical charge-offs and recoveries, in aggregate and by type of loan, the average life of the portfolio,  industry concentrations, geographic concentrations, peer averages, current economic conditions, and changes in the size and composition of the portfolio.  Specific considerations as it impacts the Bank’s portfolio are as follows:

                        Historical charge-offs: As can be seen in Table 5, the Bank’s five year historical loss experience is approximately .23% of total loans per year.  During this five year period, the Bank had one exceptionally high year (2001) and one very low year (1997).  In addition to the large charge-off experienced during 2001 that impacts the averages, the Bank also considered that the large recovery received during 2001 will not be repeated.  If these two charge-offs and recoveries (including recoveries in prior years) related to the one loan are excluded, the five year average loss rate would be approximately .16%. Using these two averages as a range, the Bank would expect annual losses on the portfolio to approximate between $300,000 and $400,000 per year.  With an average life of approximately three and one-half years, an unallocated allowance of $1.0 million to $1.4 million appears appropriate.

                        Concentrations: The Bank has two industry concentrations with 10% and 14% of the portfolio exposed to the granite and poultry industries, respectively.  Substantially all of the portfolio is lent to borrowers and is secured by assets within the four county area of the Bank.  The existence of these industry and geographic concentrations tends to increase the risk in the event of an economic downturn in the area or within a particular industry.  Consequently, one negative event may have higher than expected consequences on the loan portfolio.  Management believes the existence of these concentrations and the resultant potential for losses results in the need for a higher general loan loss allowance.

                        General conditions: The economy has officially been declared to be in recession beginning in March 2001 and the Bank’s local economies have reflected the increased unemployment rate experienced throughout most of the country.  The Bank has experienced loan portfolio growth of about 7% per year for the last two years while the composition has changed somewhat as a larger percentage of the portfolio is committed to construction lending and commercial lending secured by assets other than real estate.  The combination of these and other circumstances have resulted in an increase in the level of delinquent and nonaccrual loans from historical levels. Management believes these changes have resulted in a need to maintain the general allowance as a percentage of loans above historical charge-off averages.

                        Management combines the above information and determines its best estimate of the appropriate level of the general and total allowance.  It is management’s belief that the allowance is reasonable and appropriate based on the information available as of December 31, 2001.

Other assets
                        The balance of other real estate owned (“OREO”) increased from $384,000 at December 31, 2000 to $2,745,000 at December 31, 2001. As indicated above, this increase is primarily the result of the foreclosure on properties securing one large commercial relationship  during 2001. The property acquired by the Bank included two homes, numerous undeveloped tracts of land, and the property and equipment used in a sawmill operation.  The balance in OREO peaked at approximately $3.4 million subsequent to the foreclosure of this property.  Since that time, the Bank has disposed of almost $600,000 of the real estate securing the loan and has taken additional write downs of $200,000.  The property is recorded at its estimated net realizable value based on an appraisal of the collateral.  Management does not believe the increase in the level of OREO are indications of a trend in the loan portfolio.  Significant uncertainty exists as to the amount that will ultimately be collected based on the special purpose nature of portions of the real estate and equipment the Bank is attempting to sell.

                        The Bank purchased approximately $5.0 million of Bank Owned Life Insurance on certain of its officers and employees during 2001.  The Bank is the beneficiary of these policies.  The policies were purchased to reduce employee benefits costs.  The income generated by the increase in cash surrender value is recorded as other income and is recognized by the Bank on a tax free basis.  The purchases represent long term commitments of the Bank. The return generated on an annual basis will vary based on the general level of interest rates.  The Bank does not anticipate the purchase of significant additional amounts of Bank Owned Life Insurance in the near future.

                        The Bank regularly makes financial commitments to extend credit to its customers.  These commitments have off-balance sheet risk with exposure to credit loss in the event of nonperformance by the customer.  The Bank uses the same credit policies in making such commitments as it does in on-balance sheet lending. The total amount of these financial commitments amounted to approximately $29.5 million and $22.7 million at December 31, 2001 and 2000, respectively.  Many of these commitments are expected to expire without being drawn upon; the chance that a significant portion of the commitments would be funded within a short time period is considered highly unlikely.  Details of these off-balance sheet commitments may be found in footnote 13 of the Consolidated Financial Statements

Liabilities
                        Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source.  Deposits increased $18.1 million (8.2%) to $239.8 million at December 31, 2001 from $221.7 million at December 31, 2000.  Noninterest-bearing deposits increased $2.1 million to $45.5 million at December 31, 2001 while interest-bearing deposits increased $16.0 million to $194.3 million.  Management believes a portion of the increase is due to consumers transferring money from the stock market to insured deposits as a result of stock market volatility.  Money market deposit accounts, which often represent funds invested for short periods of time awaiting long term investment opportunities, increased by $9.1 million during the year.  Certificates of deposits grew by $6.1 million as consumers sought guaranteed returns and the Bank increased its certificates issued to municipalities by approximately $1.5 million.  The ability of the Bank  to consistently increase deposits by a similar percentage in future years without additional branch purchases, bank acquisitions, or the use of brokered or out-of-market deposits is questionable.

                        As discussed above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds.  These sources of liability-based liquidity have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments.   During 2001, the Bank began offering certain commercial deposit customers the opportunity to invest with the Bank under short term securities sold under agreements to repurchase.  These commercial “sweep” accounts provide for the daily accrual of interest on balances in excess of certain targets. The Bank anticipates continued use of these sources of funds and any other reasonably priced source of borrowings to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

Shareholders’ equity
                        Shareholders’ equity increased $3.7 million to $46.2 million at December 31, 2001 from $42.5 million at December 31, 2000.  Net earnings retained during the year amounted to $2.5 million while equity increased $1.2 million due to an increase in the net unrealized gain on securities available for sale (net of its tax impact).  The change in unrealized amounts reflects the significant decrease in interest rates during 2001.  Dividends declared were unchanged at $2.40 per share. Approximately $461,000 of the dividends declared in 2001 were paid in January 2002.  The declared but unpaid dividend is reflected in the balance sheet at December 31, 2001 as a liability, with the amount reduced from retained earnings.

                        Pinnacle continues to maintain adequate capital ratios (see “Risk Based Capital Ratios” below).  Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 15.0% in 2001.

Other information
                        Pinnacle’s financial statements include a disclosure of the fair value of financial instruments. The fair value and carrying amounts of Pinnacle’s financial assets at December 31, 2001 amounted to $314.3 million and $311.2 million, respectively, compared to the fair value and carrying amounts of liabilities of $262.4 million and $265.0 million, respectively.  Comparable values of assets at December 31, 2000 were $281.6 million and $281.8 million, respectively, while comparable liability values at December 31, 2000 were $226.8 million and $239.2 million.  The details of the fair value estimates and assumptions can be found in Note 14 of the financial statements.

                        Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on Pinnacle’s liquidity, capital resources, or results of operations except as disclosed in this Form 10-KSB.  Pinnacle is not aware of any current recommendations by the regulatory authorities that, if implemented, would have such an effect.  Loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.

Results Of Operations

                        Pinnacle’s operational results primarily depend on the earnings of the Bank.  The earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.  As mentioned in the “Interest Rate Sensitivity” section, future earnings are impacted by changes in interest rates.

                        Interest income on interest bearing assets decreased by $817,000 (3.7%) as average tax equivalent yields declined from 8.9% to 8.1% as a result of significant reductions in interest rates during 2001 and a change in asset mix resulting in a higher proportion of interest bearing assets being lower yielding investment securities. The aggressive lowering of short term interest rates by the Federal Reserve resulted in a significant portion of the loan portfolio repricing downward while new lending and purchases of investment securities were made at lower rates than in the previous year. Interest expense on deposits and borrowings was unchanged from 2000 as a result of growth in deposits and borrowings offsetting a slight decline in Pinnacle’s cost of funds.  The average cost of funds was 3.6% in 2001 and 3.8%

in 2000.  The negligible decrease in the cost of funds reflects the lagging nature of the repricing of many of the Bank’s sources of funds, particularly certificates of deposit. As a result of the above changes in the bank’s asset mix and declines in interest rates, net interest income in the year ended December 31, 2001 declined by $807,000 or 6.1% as compared to 2000.  The analysis of interest rates and the interest differential in the selected statistical information, included elsewhere in this report, illustrates the trends occurring in interest rates during 2001.

                        The provision for loan losses is the charge to operating expenses that management believes is necessary to fund the allowance for loan losses. The provision reflects management’s estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio.  Pinnacle provided $750,000 in 2001 and $500,000 for possible loan losses in 2000. The increased provision reflects the growth in the loan portfolio as well as the charge-offs recorded in 2001.

                        Pinnacle’s other income increased by approximately $900,000 to $3.1 million in 2001. The increase primarily results from increases in four areas.  First, the Bank implemented a new program that reduced the manual involvement in accessing various fees, decreasing the amount of waived service charges and NSF fees.  Consequently, total deposit account service charges increased by slightly over $500,000.  Second, increased mortgage origination volume resulted in an increase in fee income of $184,000.  All of these loans were sold by the Bank immediately upon closing. Next, the purchase of Bank Owned Life Insurance resulted in an increase in other income of $132,000.  Finally, the Bank took advantage of the declining interest rate environment to dispose of securities that no longer met its investment objectives and to recognize gains to allow for the prepayment of long term borrowings. While other income in the future will reflect an entire year of return on the Bank Owned Life Insurance, many of the other sources are dependent on the level of interest rates and consumer behavior that is outside of the control of the Bank.  Management can not predict if these increases will be sustained.

                        Other expenses decreased by $184,000 in 2001 primarily due to three nonrecurring charges recognized by Pinnacle in 2000.  The first item relates to the retirement of the Bank’s president, announced in the first quarter of 2000.  The Company recognized the expected payments to be made under the terms of an employment security agreement between the former president and the Bank as compensation expense in the amount of $385,000.  Payments under the agreement result in charges to the established liability account and do not have an impact on current or future earnings.  The second charge is the result of an unfavorable ruling in a lawsuit in which the court granted Capital Resource Funding  a motion for summary judgement on its claim regarding unlawful conversion of assets.  The Bank recognized an expense of $250,000 to establish the liability that was ultimately paid to settle the claim.  Finally, the Bank restructured its investment portfolio in the third quarter of 2000 to sell under performing assets, invest in higher yielding investment securities, and decrease its reliance on short term debt.  This transaction resulted in a loss of approximately $390,000.  These three transactions cumulatively increased other expenses by $1,025,000 in 2000. Excluding these three nonrecurring transactions, other expenses would have increased by $841,000, or 10.5% of 2000’s recurring expenses.  Compensation and benefits increased approximately $200,000 or 4.3%, excluding the retirement liability recorded in 2000.  This increase reflects normal growth combined with increased commissions related to the increased mortgage origination volume indicated earlier.  The remainder of the increase is primarily the result of increased expenses and write-downs related to OREO ($381,000 increase),  penalties on the early prepayment of long term borrowings ($44,000 increase), and professional services ($54,000 increase). As indicated earlier, management has recorded its OREO at expected net realizable value but can provide no assurance that carrying amounts will be received.  Additionally, continued projected growth of the Bank and the purchase of a new branch will result in an increase in operating expenses.  Management continues to closely review new expenditures and believes increases in such expenses will be controlled.

                        Pinnacle’s income tax expense decreased $68,000 in 2001 compared to 2000 as the effective income tax rate decreased to 29.2% in 2001 from 30.4% in 2000.  The decreased effective tax rate primarily resulted from tax-exempt interest income being a more significant percentage of taxable income and a decreased state income tax rate as a result of a limited partnership investment that substantially reduced State of Georgia taxes (see Footnote 6 of the Consolidated Financial Statements).

                        Net income for the year ended December 31, 2001 was $4.3 million and represents returns of 9.7% on average shareholders’ equity and 1.4% on average assets.    Comparable amounts during 2000 were $4.2 million, 10.4% and 1.5%, respectively.  As indicated above, net income increased slightly as the result of the nonrecurrence of several 2000 transactions, increased fee income, and a lower effective tax rate offset by an increased loan loss provision and lower net interest income. The operating ratios reflect the slightly increased earnings compared to a larger asset base.

The following tables present Pinnacle’s regulatory capital position at December 31, 2001:

(Rounded to nearest thousand)

Total Risk Adjusted Assets	$ 216,794

Risk Based Capital Ratios:

TIER 1 CAPITAL
Common stock	$ 7,680	3.54%
Surplus	7,280	3.36%
Retained earnings	29,869	13.78%

Total Tier 1 capital	44,829	20.68%
Tier 1 minimum requirement	8,672	4.00%
Excess (shortfall)	$ 36,157	16.68%

TOTAL CAPITAL
Tier 1 from above	$ 44,829	20.68%
Allowance for loan losses, limited to 1.25% of risk weighted assets	2,033	0.94%

Total Tier 2 capital	46,862	21.62%
Tier 2 minimum requirement	17,344	8.00%

Excess (shortfall)	$ 29,518	13.62%

LEVERAGE RATIO
Tier 1 capital	$ 44,829	15.13%
Minimum requirement	8,889	3.00%

Excess (shortfall)	$ 35,940	12.13%

Average total assets, net of goodwill	$ 296,297

Selected Statistical Information

                        The following section presents consolidated statistical information for Pinnacle, which supplements the financial data discussed elsewhere herein.

Index to Selected Statistical Information

Table 1	Average Balance Sheets and Net Interest Earnings
Table 2	Volume-Rate Analysis
Table 3	Investment Portfolio
Table 4	Loan Portfolio
Table 5	Allowance for Loan Losses
Table 6	Deposits
Table 7	Selected Ratios
Table 8	Analysis of Interest Rate Sensitivity

Table 1
Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets and Net Interest Earnings

	2001			2000

	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate

Assets:
Interest-earning assets:
Net loans (including loan fees)	$166,640,818	$15,549,647	9.33%	$163,825,573	$16,629,961	10.15%

Investment securities:
Taxable	76,243,993	4,601,071	6.03%	71,538,421	4,522,416	6.32%
Nontaxable (a)	22,060,245	1,548,786	7.02%	17,606,405	1,359,083	7.72%
Federal funds sold	3,983,821	166,655	4.18%	1,570,798	106,950	6.81%

Total interest-earning assets	268,928,877	21,866,159	8.13%	254,541,197	22,618,410	8.89%

Noninterest earning assets:
Cash and due from bank	9,213,733			9,125,713
Premises & equipment	7,981,220			8,194,715
Other assets	10,398,559			6,871,743

Total assets	$296,522,389			$278,733,368

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Interest bearing demand deposits	$56,336,510	1,354,106	2.40%	$53,735,905	1,612,554	3.00%
Savings deposits	17,419,577	385,640	2.21%	17,532,246	460,489	2.63%
Time deposits	115,605,394	6,406,482	5.54%	109,612,174	6,112,211	5.58%
Borrowings	12,429,961	662,954	5.33%	9,963,661	633,468	6.36%

Total interest-bearing liabilities	201,791,442	8,809,182	4.37%	190,843,986	8,818,722	4.62%

Noninterest bearing liabilities:
Noninterest bearing demand	45,229,483			43,867,765
Other liabilities	4,928,997			4,237,010

	251,949,922			238,948,761
Shareholders’ equity	44,572,468			39,784,607

Total liabilities and shareholders’ equity	$296,522,390			$278,733,368

Excess of interest-earning assets over interest bearing liabilities	$67,137,435			$63,697,211
Ratio of interest-earning assets to interest- bearing liabilities	133.27%			133.38%
Net interest income		$13,056,977			$13,799,688

Net interest spread			3.76%			4.27%
Net interest yield on interest earning assets			4.86%			5.42%

Non-accrual loans and the interest income which was recorded on these loans (both prior and subsequent to the time the loans were placed on non-accrual status, if any) are not material and are included in the yield calculation for loans in all periods reported.

(a) Tax exempt income is calculated on a tax equivalent basis using a 34% tax rate.

Table 1 – (continued)
Pinnacle Financial Corporation and Subsidiary
Average Balance Sheets and Net Interest Earnings

	1999

	Average Balances	Interest Income/ Expense	Yield/ Rate

Assets:
Interest-earning assets:
Loans (including loan fees)	$145,141,797	$14,527,573	10.01%
Investment securities:
Taxable	80,885,666	4,905,061	6.06%
Nontaxable (a)	17,161,110	1,354,012	7.89%
Federal funds sold	4,591,789	242,797	5.29%

Total interest-earning assets	247,780,362	21,029,443	8.49%

Noninterest earning assets:
Cash and due from banks	8,750,038
Premises & equipment	8,399,884
Other assets	4,710,160

Total assets	$269,640,444

Liabilities and shareholders’ equity:
Interest bearing liabilities:
Interest bearing demand deposits	$51,450,881	1,277,067	2.48%
Savings deposits	18,385,791	485,745	2.64%
Time deposits	110,188,748	5,637,386	5.12%
Borrowings	1,330,767	77,179	5.80%

Total interest bearing liabilities	181,356,187	7,477,377	4.12%

Noninterest bearing liabilities:
Noninterest bearing demand	43,410,734
Other liabilities	3,733,700

	228,500,621
Shareholders’ equity	41,139,823

Total liabilities and shareholders’ equity	$269,640,444

Excess of interest-earning assets over interest bearing liabilities	$66,424,175

Ratio of interest-earning assets to interest-bearing liabilities	136.63%

Net interest income		$13,552,066

Net interest spread			4.37%
Net interest yield on interest earning assets			5.47%

Table 2
Pinnacle Financial Corporation and Subsidiaries
Volume/Rate Analysis

The following table shows a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 2001 over 2000 and 2000 over 1999.

	2001 over 2000			2000 over 1999

	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:

Interest income on:
	Volume	Rate	Total	Volume	Rate	Total

Loans (including loan fees)	$285,747	$(1,366,061)	$(1,080,314)	$1,899,189	$203,199	$2,102,388
Investment securities:
Taxable	286,116	(207,461)	78,655	(592,948)	210,303	(382,645)
Non-taxable (a)	312,948	(123,245)	189,703	34,245	(29,174)	5,071
Federal funds sold	101,017	(41,312)	59,705	(205,642)	69,795	(135,847)

Total interest earning assets	$985,828	$(1,738,079)	$(752,251)	$1,134,844	$454,123	$1,588,967

Interest expense on:

Deposits:
Interest-bearing demand	$78,018	$(336,466)	$(258,448)	$56,669	$278,818	$335,487
Savings	(2,963)	(71,886)	(74,849)	(23,417)	(1,839)	(25,256)
Time	338,116	(43,845)	294,271	(29,521)	504,346	474,825)
Borrowings	132,112	(102,626)	29,486	548,837	7,452	556,289

Total interest-bearing liabilities	$545,283	$(554,823)	$(9,540)	$552,568	$788,777	$1,341,345

Rate/volume variances were allocated on a weighted average basis between volume and rate.

(a) Tax exempt income is calculated on a tax equivalent basis.

Table 3
Pinnacle Financial Corporation and Subsidiary
Investment Portfolio

The following table presents the amortized cost and market value of investments by category at December 31, 2001, 2000, and 1999:

	2001		2000		1999

	Amortized Cost	Market	Amortized Cost	Market	Amortized Cost	Market

U.S. Treasury and U.S. Gov’t Agencies	$ 57,973,965	$ 59,457,073	$63,123,148	$63,209,810	$75,792,343	$73,592,108
State, county and municipal	27,889,257	28,190,331	19,066,843	19,209,016	19,571,315	19,296,812
Other investments	14,670,165	14,920,132	4,738,865	4,756,760	2,252,136	2,211,800

Totals	$ 100,533,387	$ 102,567,536	$86,928,856	$87,175,586	$97,615,794	$95,100,720

The following table presents the maturities of investment securities using market values and the weighted average yields for each range of maturities presented.  The weighted average yields reflect taxable equivalent adjustments using a tax rate of 34% on nontaxable securities.

Maturities at December 31, 2001	U.S. Treasury and U.S. Gov’t Agencies	State, County and Municipal	Other Investments	Weighted Average Yields

Within 1 year	$10,088,756	$1,847,398	$3,093,169	5.50%
After 1 through 5 years	46,647,279	14,132,563	10,567,004	6.23%
After 5 through 10 years	2,721,038	9,991,301	1,259,959	6.57%
After 10 years	0	2,219,069	0	6.72%

Totals	$59,457,073	$28,190,331	$14,920,132	6.19%

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio

The following table presents loans by type at the end of each of the last five years.

	2001	2000	1999	1998	1997

Commercial, financial and agricultural	$22,020,411	$19,566,350	$19,369,499	$22,383,379	$23,267,802
Real estate - construction	11,701,754	6,893,572	6,602,735	5,017,757	5,780,973
Real estate – mortgage	124,810,133	119,624,187	103,411,277	88,232,782	87,272,975
Installment loans to individuals	20,746,967	23,058,750	27,000,807	28,461,144	28,004,470

Totals	$179,279,265	$169,142,859	$156,384,318	$144,095,062	$144,326,220

As of December 31, 2001, maturities of loans in the indicated classifications were as follows:

Maturity	Commercial, Financial and Agricultural	Real Estate Construction	Total

Within 1 year	$8,580,134	$7,829,805	$16,409,939
1 to 5 years	8,534,369	3,871,949	12,406,318
After 5 years	4,905,908	–	4,905,908

Totals	$22,020,411	$11,701,754	$33,722,165

As of December 31, 2001, the interest terms of loans maturing after one year in the indicated classifications for the indicated maturity ranges are as follows:

	Fixed Interest Rates	Variable Interest Rates	Total

Commercial, financial and agricultural:
1 to 5 years maturity	$6,679,161	$1,855,208	$8,534,369
After 5 years maturity	2,595,703	2,310,205	4,905,908

	9,274,864	4,165,413	13,440,277

Real estate-construction:
1 to 5 years maturity	2,264,344	1,607,605	3,871,949
After 5 years maturity	–	–	–

	2,264,344	1,607,605	3,871,949

	$11,539,208	$5,773,018	$17,312,226

Pinnacle’s commercial, financial and agricultural loans and installment loans to individuals include secured and unsecured loans as detailed below:

	2001	2000	1999

Commercial, financial and agricultural
Secured	$19,523,399	$16,055,742	$16,680,933
Unsecured	2,497,012	3,510,608	2,688,566

	$22,020,411	$19,566,350	$19,369,499

Installment loans to individuals
Secured	$15,645,789	$17,929,544	$21,360,405
Unsecured	5,101,178	5,129,206	5,640,402

	$20,746,967	$23,058,750	$27,000,807

Table 4
Pinnacle Financial Corporation and Subsidiary
Loan Portfolio – (continued)

The collateral for these various types of secured loans generally includes vehicles, commercial and farm machinery and equipment, and stock.

Pinnacle’s real estate - mortgage loans and consumer loans are primarily fixed rate loans.

	2001	2000	1999

Real estate - mortgage:
Fixed	$82,168,757	$79,871,781	$74,578,960
Variable	42,641,376	39,752,406	28,832,317

	$124,810,133	$119,624,187	$103,411,277

Installment loans to individuals:
Fixed	$19,671,368	$22,268,023	$26,381,960
Variable	1,075,599	790,727	618,847

	$20,746,967	$23,058,750	$27,000,807

The following summarizes past due, non-accrual and restructured loans as of December 31, 2001, 2000, 1999, 1998, and 1997:

	2001	2000	1999	1998	1997

Accruing loans 90 days or more past due	$666,832	$ 918,476	$235,571	$233,337	$934,134
Non-accrual loans	931,264	4,059,027	48,641	139,087	102,185
Restructured loans	0	181,389	188,835	196,262	251,356

Accruing loans 90 days or more past due as of December 31, 2000 included three significant loans totaling $753,167.  One of these loans, amounting to $385,932 was subsequently brought current. One loan totaling $241,776 was subsequently placed on nonaccrual while the collateral for the remaining loan was foreclosed upon in February 2001.  The nonaccual loans at December 31, 2000 included $3,720,354 to one commercial relationship that ultimately resulted in foreclosure by the Bank.

As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms.  Exceptions are allowed for 90 day past due loans when such loans are well-secured and in process of collection.  Generally, payments received on non-accrual loans are applied directly to principal.

The restructured loan was secured by real estate and approved by the Board of Directors. The Bank foreclosed upon the property in 2001.

Table 5
Pinnacle Financial Corporation and Subsidiary
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

	2001	2000	1999	1998	1997

Balance at beginning of year	$2,352,245	$2,113,735	$2,070,005	$2,038,015	$1,842,152

Charge-offs:

Commercial, financial and agricultural	401,629	281,344	351,864	193,748	109,846
Real estate-construction	–	–	–	–	–
Real estate-mortgage	964,676	167,985	55,049	80,992	–
Installment loans to individuals	204,269	10,145	18,421	57,762	79,377

	1,570,574	459,474	425,334	332,502	189,223

Recoveries:

Commercial, financial and agricultural	2,921	79,994	38,969	28,895	80,388
Real estate-construction	–	–	–	–	–
Real estate-mortgage	440,133	116,876	110,335	92,380	52,801
Installment loans to individuals	58,548	1,114	19,760	18,217	17,897

	501,602	197,984	169,064	139,492	151,086

Net charge-offs	1,068,972	261,490	256,270	193,010	38,137

Additions charged to operations	750,000	500,000	300,000	225,000	234,000

Balance at end of year	$2,033,273	$2,352,245	$2,113,735	$2,070,005	$2,038,015

Ratio of net charge-offs during the period to average loans outstanding during the period	.63%	.16%	.18%	.14%	.03%

The objective of management in establishing an allowance for loan losses is to maintain a balance in the allowance which reflects an estimate of potential loan losses and create an allowance adequate to absorb losses inherent in the portfolio.  The allowance for loan losses is evaluated by management on a quarterly basis based upon the collectibility of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and prevailing economic conditions.  Based on this review, the provision necessary to maintain this allowance is recorded.

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

Real estate - mortgage  Changes in local economy and inadequate collateral.

Installment loans to individuals  Loss of employment, changes in local economy, and the inability to monitor collateral (vehicle, boats, mobile homes).

Allocation of the Allowance for Loan Losses:

	2001	2000	1999	1998	1997

Domestic:
Commercial, financial and agricultural	$125,000	$1,357,106	$563,252	$612,820	$483,911
Real Estate-construction	0	36,000	51,000	36,000	0
Real Estate-mortgage	250,000	46,000	84,300	99,300	241,777
Installment loans to individuals	75,000	55,000	82,852	122,500	92,706
Unallocated	1,583,273	858,139	1,332,331	1,199,385	1,219,621

	$2,033,273	$2,352,245	$2,070,005	$2,038,015	$2,038,015

Table 6
Pinnacle Financial Corporation and Subsidiary
Deposits

The following table presents average balances of deposits and the average rates paid on such deposits for 2001, 2000, and 1999.

	2001		2000		1999

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits:
Noninterest bearing	$ 45,229,483	–	$ 43,867,765	–	$ 43,410,734	–
Interest-bearing	56,336,510	2.40%	53,735,905	3.00%	51,450,881	2.48%
Savings deposits	17,419,577	2.21%	17,532,246	2.63%	18,385,791	2.64%
Time deposits	115,605,394	5.54%	109,612,174	5.58%	110,188,748	5.12%

Totals	$234,590,964		$224,748,090		$223,436,154

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2001 are summarized as follows:

Time Certificates of Deposit

Within 3 months	$10,198,688
After 3 through 6 months	11,028,543
After 6 through 12 months	8,540,685
After 12 months	3,566,697

Total	$33,334,613

Table 7
Selected Ratios

The following table sets out certain ratios of Pinnacle for the years indicated.

	2001	2000	1999

Net income to:
Average shareholders’ equity	9.67%	10.38%	12.34%
Average assets	1.45%	1.51%	1.88%
Dividends to net income	42.94%	43.85%	92.30%
Average equity to average assets	14.98%	14.53%	15.26%

Table 8
Pinnacle Financial Corporation and Subsidiary
Analysis of Interest Rate Sensitivity

The following table includes a listing of earning assets and interest bearing liabilities and the distribution according to the earliest repricing opportunity or remaining maturity at December 31, 2001 with no prepayment assumptions.  Also included are the related periodic and cumulative gaps for each period.

	0-3 Months	4-12 Months	One Year Through Five Years	Over Five Years	Total

Earning assets:

Federal funds sold	$0	$0	$0	$0	$0
Taxable investment securities	5,041,937	16,864,281	45,829,716	8,146,615	75,882,549
Nontaxable investment securities	304,521	939,427	10,117,946	15,323,093	26,684,987
Loans	63,647,821	18,523,426	88,953,173	6,121,572	177,245,992

Total earning assets	$68,994,279	$36,327,134	$144,900,835	$29,591,280	$279,813,528

Interest bearing liabilities:

Time deposits	$30,661,583	$68,612,995	$17,382,515	$0	$116,657,093
Other interest bearing deposits	77,614,996	0	0	0	77,614,996
Borrowings	14,397,893	1,500,000	4,500,000	0	20,397,893

Total interest bearing liabilities	$122,674,472	$70,112,995	$21,882,515	$0	$214,669,982

Gap summary
Periodic net earning assets	($53,680,193)	($33,785,861)	$123,018,320	$29,591,280	$65,143,546

Cumulative net earnings assets	($53,680,193)	($87,466,054)	$35,552,266	$65,143,546	$65,143,546

Cumulative ratio of earning assets to interest bearing liabilities	56.24%	54.63%	116.56%	130.35%	130.35%

The rate sensitivity analysis table is designed to indicate Pinnacle’s sensitivity to changes in interest rates by setting forth in comparative form the repricing of  assets and liabilities for the period shown.  In the first year, 38% of all interest earning assets will reprice compared to 90% of interest bearing liabilities. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to Pinnacle’s prime lending rate are different from those of short-term funding sources such as NOW accounts or certificates of deposit.  Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis.  Consequently, an interest rate gap analysis may not provide an accurate assessment of Pinnacle’s exposure to changes in interest rates. See the “interest rate sensitivity” section of this 10KSB for a discussion of significance of the cumulative ratios presented above.

Item 7.     FINANCIAL STATEMENTS

                        The financial statements and the report of independent public accountants are included in this report beginning at page F-1 of this Form 10-KSB.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                        During the Company’s two most recent fiscal years, the Company did not change accountants and had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                 CONTROL PERSONS

                        The directors and executive officers of Pinnacle, their respective ages, positions with Pinnacle,  and the Pinnacle common stock owned beneficially by them as of March 15, 2002 are as follows.  None of Pinnacle’s directors have directorships in other publicly owned companies.  Percentages of shares beneficially owned are based on 768,000 shares outstanding on March 15, 2002.

Name	Age	Position with Pinnacle	Number of Shares Owned Beneficially (Percent of Class)

Linton W. Eberhardt	62	President & Director	600*	(1)
Don C. Fortson	52	Director	818*
Robert H. Hardy	53	Director	224*
Robert E. Lee, III	50	Director	400*
J. Daniel McAvoy, M.D.	51	Director	612*	(2)
L. Jackson McConnell	65	Chairman & Director	201,323	(3)
			(26.2%)
L. Jackson McConnell, Jr.	35	Director	200*
James E. Purcell	61	Director	3,400*
Steven A. Williams	49	Director	1,832*	(4)

All directors and executive officers as a group (9 persons)			209,409
			(27.3%)

_________________

*Less than one percent.

(1)

Does not include 193,863 shares held by the JAM Family Partnership II, L.P. pursuant to which Mr. Eberhardt’s wife, Alice Eberhardt has sole voting and investment power and 300 shares held directly by Mrs. Eberhardt.  Mr. Eberhardt disclaims beneficial ownership with respect to the shares to which Mrs. Eberhardt has voting power.

(2)	Does not include 100 shares held by Margaret McAvoy, Dr. McAvoy’s wife. Dr. McAvoy disclaims beneficial ownership with respect to the shares to which Mrs. McAvoy has voting power.
(3)

Includes 197,950 shares held by the JAM Family Partnership I, L.P. pursuant to which Mr. McConnell has sole voting and investment power.  Does not include 333 shares held by Mr. McConnell’s wife with respect to which he disclaims beneficial ownership.

(4)	Does not include Mr. Williams 14% ownership of J. A. Williams Family partnership which owns 26,170 shares. Mr. Williams does not have voting power and disclaims beneficial ownership of these shares.

                      The following is a brief description of the business experience of the directors and executive officers of Pinnacle.  Except as otherwise indicated, each director has been or was engaged in his present or last principal employment, in the same or a similar position,  for more than five years.  All “Bank” dates are based upon the date of association with either Elberton or Royston, the predecessors to Pinnacle Bank.

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

            Mr. L. Jackson McConnell, Jr. has been an officer of the Bank since 1994 and served as an Executive Vice-President from March 1999 until April 2000. Mr. McConnell was named President of the Bank in April 2000. He has been a director of the Bank since 1994 and a director of Pinnacle since 1998.

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

Item 10.   EXECUTIVE COMPENSATION

                        The following table sets forth the annual and long-term compensation for each of our last three fiscal years paid to the chief executive officer and each executive officer of Pinnacle whose salary and bonus exceeded $100,000 for fiscal year 2001 (the “Named Executive Officers").

Summary Compensation Table

Annual Compensation

Name and Principal Position	Year	Salary($)(1)	All Other Compensation(2)

L. Jackson McConnell	2001	$191,953	$29,750
Chairman	2000	$190,300	$29,750
	1999	$188,177	$28,667

L. Jackson McConnell, Jr.	2001	$121,274	$15,963
President	2000	$ 96,177	$14,209
	1999	$ 83,149	$12,269

(1)       Includes directors fees.

(2)       Consists of contributions by Pinnacle to the executives’ accounts in Pinnacle’s 401-K plan.

Director’s Compensation

                        Compensation is paid for service as directors of the Bank.  No additional compensation is paid for service as a director of Pinnacle.  Beginning in April 2000, directors received a monthly fee of $1,000.  From April 1998 until April 2000, directors received a monthly fee of $800.

Salary Continuation Agreements

                        L. Jackson McConnell, James E. Purcell, Linton W. Eberhardt, and L. Jackson McConnell, Jr., have entered into  non-qualified salary continuation agreements (the “Salary Continuation Plans”) with the Bank which provide certain benefits upon their retirement and upon their death.  Both the retirement and death benefits are determined at December 31st of each year based on the income performance of a single premium split dollar life insurance policy.  Generally, the annual addition to their benefits is calculated based on the increase in the policy surrender value less a calculated charge for the use of the bank’s money to fund the increase.

                        The Salary Continuation Plans provide that, upon their retirement at age 65, the executive officers named above will receive annual retirement benefits for their lifetime.  In addition, the plan provides a death benefit to their beneficiaries.  If the executive officers should be discharged for cause (as defined in the Salary Continuation Plan), all benefits under the Salary Continuation Plans will be forfeited.  If the executive officers are terminated after a change of control of Pinnacle (as defined in the Salary Continuation Plans), they will be entitled to receive the death benefits and the retirement benefits after reaching age 65 as if they had been continually employed until that time.  The table below indicates the value of the death benefits and estimated retirement benefits, which are dependent upon the income performance of the life insurance policy, as of December 31, 2001 and 2000.

Executive Officer	Date of Agreement	Estimated Death Benefits	Annual Retirement Value	Estimated Death Benefits	Annual Retirement Value

		12/31/01	12/31/01	12/31/00	12/31/00

L. Jackson McConnell	10-24-95	$635,515	$24,275	$608,379	$28,949

James E. Purcell	12-16-94	$271,047	$27,483	$259,055	$25,834

Linton W. Eberhardt	11-10-94	$270,606	$18,299	$258,703	$18,299

L. Jackson McConnell, Jr.	03-19-99	$117,294	$71,002	$111,199	$61,496

Life Insurance Agreements

                        The Bank has entered into split dollar, joint life insurance agreements for the benefit of L. Jackson McConnell and Linton W. Eberhardt. The Bank paid the premium on the policies and is the sole owner of both policies. The policies are “last survivor” policies that provide benefits to named beneficiaries upon the death of the surviving spouse.  At that time, the Bank will receive the cash surrender value of the policy while the remaining death benefit values will be paid to the beneficiaries named by the executive.  The death benefits and cash surrender value are adjusted annually based on the income performance of the policies. The table below summarizes the cash surrender values and death benefits of both policies as of December 31, 2001 and 2000.

		Cash	Death	Cash	Death
		Surrender	Benefit	Surrender	Benefit
		Value	Value	Value	Value
Executive Officer	Date of Agreement	12/31/01	12/31/01	12/31/00	12/31/00

L. Jackson McConnell	04-17-00	$1,113,653	$2,134,864	$1,060,164	$2,093,164

Linton W. Eberhardt	04-17-00	$ 732,323	$1,763,185	$ 690,819	$1,731,338

                        The Bank purchased $5,000,000 of Bank Owned Life Insurance during 2001.  As part of the purchase, the Bank agreed to provide $100,000 of life insurance to a number of officers.  The terms of the agreements provide that the beneficiaries named by the officer will receive the $100,000 if the officer dies while employed by the Bank or after retiring at normal retirement age.  L. Jackson McConnell, Jr. was one of the officers included in the plan.

Employment Security Agreement

                        James E. Purcell entered into an employment security agreement with the Bank on June 9, 1999 that provides, among other things, that the Bank will continue to compensate Mr. Purcell at an annual rate of $125,000 from the time of his retirement from the bank until age 62.  Mr. Purcell retired in May of 2000 and funding under the agreement began at that time.

                        Pinnacle has never granted restricted stock, stock options, stock appreciation rights, or similar awards to any of its present or past executive officers.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Principal Holders of Stock

                        The following table sets forth, for each person who beneficially owned 5% or more of the outstanding shares of Common Stock on March 15, 2002, the following information: (a) the owner’s name and address, (b) the number of shares of Common Stock owned, and (c) the  percentage such number represents of the outstanding shares of Common Stock at March 15, 2002.  Unless otherwise indicated, the listed owners are the record owners of and have sole voting and investment powers over their shares.  See Item 9 of this Form 10-KSB for information related to beneficial ownership of stock by other directors and executive officers.

Name and Address of Beneficial Owner	Number of Shares Owned (Percent of Class)
L. Jackson McConnell 884 Elbert Street Elberton, Georgia 30635	201,323 (1) (26.2%)
Alice Eberhardt 390 Virginia Hills Road Royston, Georgia 30624	194,163 (2) (25.3%)
(1)

Includes 197,950 shares held by the JAM Family Partnership I, L.P. pursuant to which Mr. McConnell has sole voting and investment power.  Does not include 333 shares held by Mr. McConnell’s wife with respect to which he disclaims beneficial ownership.

(2)

Includes 193,863 shares held by the JAM Family Partnership II, L.P. pursuant to which Mrs. Eberhardt has sole voting and investment power.  Does not include 600 shares held by Mrs. Eberhardt’s husband with respect to which she disclaims beneficial ownership.

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

Exhibit No.	Document

3.1	Articles of Incorporation of Pinnacle, as amended. (1)

3.2	Bylaws of Pinnacle, as amended. (1)

4.1	See exhibit 3.1 and 3.2 for provisions of the Articles of
Incorporation and Bylaws which define the rights of the
holders of Common Stock of Pinnacle.

10.1	Flexible Premium Life Insurance Plan. (1)(2)

10.2	Indexed Executive Salary Continuation Plan. (1)(2)

10.3	Employment Security Agreement. (3)

10.4	Split Dollar Life Insurance Agreements. (2)

21.0	Subsidiaries of Pinnacle Financial Corporation. (4)

24.0	A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

___________________________

(1)	Incorporated by reference from Pinnacle’s Form S-4, filed with the Securities and Exchange Commission, dated August 16, 1993.
(2)	Incorporated by reference from Pinnacle’s Form 10-KSB filed with the Securities and Exchange Commission March 30, 2001.
(3)	Incorporated by reference from Pinnacle’s Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2000.
(4)	Incorporated by reference from Pinnacle’s Form 10-KSB filed with the Securities and Exchange Commission on March 30, 1999.

             (b)         Pinnacle did not file any reports on Form 8-K during the fourth quarter of 2001.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000

Index to Financial Statements

Page

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2001	F-3

Consolidated Statements of Income for the Years Ended
December 31, 2001 and 2000	F-4

Consolidated Statements of Shareholders’ Equity
for the Years Ended December 31, 2001 and 2000	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000	F-6

Notes to Consolidated Financial Statements	F-9

SMITH, BURCH & COMPANY, LLP
Certified Public Accountants

Offices in Hartwell and Elberton, Georgia

January 14, 2002

To the Board of Directors and Shareholders
Pinnacle Financial Corporation and Subsidiary
Elberton, Georgia  30635

Independent Auditor’s Report

We have audited the accompanying consolidated balance sheet of Pinnacle Financial Corporation and Subsidiary as of December 31, 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit  includes examining, on a test basis, evidence supporting the amounts and  disclosures in the financial statements.  An audit also includes assessing  the accounting principles used and significant estimates made by management,  as well as evaluating the overall financial statement presentation.  We  believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Financial Corporation and Subsidiary at December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting  principles generally accepted in the United States of America.

/s/ Smith, Burch & Company, LLP

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2001

Assets
Cash and due from banks	$9,620,074

Total cash and cash equivalents	9,620,074

Securities available for sale	102,567,536
Loans, net of allowance for loan losses of $2,033,273	177,245,992

Premises and equipment, net	7,766,269
Accrued interest receivable	2,227,295
Other assets	11,777,441

Total assets	$311,204,607

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Noninterest-bearing	$45,488,608
Interest-bearing	194,272,089

Total deposits	239,760,697

Borrowings	20,397,893
Other liabilities	4,874,089

Total liabilities	265,032,679

Shareholders’ equity
Common stock, $10 par value; 5,000,000 shares authorized, 768,000 shares issued and outstanding	7,680,000
Capital surplus	7,280,000
Retained earnings	29,869,390
Accumulated other comprehensive income	1,342,538

Total shareholders’ equity	46,171,928

Total liabilities and shareholders’ equity	$311,204,607

The accompanying notes are an integral part of these financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Interest income
Loans, including fees	$15,549,647	$16,629,961
Securities available for sale	5,623,270	5,419,411
Federal funds sold and other	166,655	106,950

Total interest income	21,339,572	22,156,322

Interest expense
Deposits	8,146,228	8,185,254
Borrowings	662,954	633,468

Total interest expense	8,809,182	8,818,722

Net interest income	12,530,390	13,337,600
Provision for loan losses	750,000	500,000

Net interest income, after provision for loan losses	11,780,390	12,837,600

Other income
Service charges on deposit accounts	1,832,676	1,325,949
Other service charges and fees	845,969	636,961
Net realized gains on sales of securities	67,582	–
Other income	343,671	232,578

Total other income	3,089,898	2,195,488

Other expenses
Salaries and employee benefits	4,817,146	5,003,313
Occupancy expense	1,301,191	1,277,607
Net realized losses on sales of securities	–	416,478
Other expenses	2,689,811	2,294,188

Total other expenses	8,808,148	8,991,586

Income before income taxes	6,062,140	6,041,502
Income tax expense	1,770,000	1,838,000

Net income	$4,292,140	$4,203,502

Net income per share of common stock	$5.59	$5.47

Average shares outstanding	768,000	768,000

 The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
ENDED DECEMBER 31, 2001 AND 2000

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, December 31, 1999	$7,680,000	$7,280,000	$25,060,148	$(1,559,346)	$38,460,802
Comprehensive income:
Net income for 2000			4,203,502		4,203,502
Change in unrealized gain (loss) on
securities available for sale,
net of reclassification adjustments
and tax effects				1,712,319	1,712,319
Total comprehensive income					5,915,821
Cash dividends declared – $2.40 per share			(1,843,200)		(1,843,200)

Balance, December 31, 2000	7,680,000	7,280,000	27,420,450	152,973	42,533,423
Comprehensive income:
Net income for 2001			4,292,140		4,292,140
Change in unrealized gain (loss) on
securities available for sale,
net of reclassification adjustments
and tax effects				1,189,565	1,189,565

Total comprehensive income					5,481,705

Cash dividends declared – $2.40 per share			(1,843,200)		(1,843,200)

Balance, December 31, 2001	$7,680,000	$7,280,000	$29,869,390	$1,342,538	$46,171,928

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Cash flows from operating activities
Net income	$4,292,140	$4,203,502

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663,805	616,091
Provision for loan losses	750,000	500,000
Loss on sale of premises and equipment	1,139	8,590
Deferred income taxes	736,058	(265,543)
Net realized (gains) losses on securities	(67,582)	416,478
Net losses on foreclosed assets	325,921	38,527
Net change in:
Accrued interest receivable and other assets	(5,178,105)	(932,937)
Other liabilities	(188,484)	219,724

Total adjustments	(2,957,248)	600,930

Net cash provided by operating activities	1,334,892	4,804,432

Cash flows from investing activities
Available for sale securities:
Sales	5,130,907	18,571,604
Maturities, prepayments, and calls	20,311,675	6,713,601
Purchases	(39,577,384)	(16,064,231)
Net change in loans	(15,124,378)	(13,779,458)
Proceeds from sale of premises and equipment	1,586	18,700
Proceeds from sales of foreclosed assets	1,232,605	511,900
Purchases of premises and equipment	(233,993)	(671,383)

Net cash used by investing activities	(28,258,982)	(4,699,267)

Cash flows from financing activities
Net change in deposits	18,108,691	3,307,565
Net change in federal funds purchased and securities sold under agreements to repurchase	9,397,893	–
Federal Home Loan Bank Advances:
Proceeds from issuance	9,600,000	36,150,000
Repayments	(11,700,000)	(33,550,000)
Cash dividends paid	(1,382,400)	(3,340,800)

Net cash provided by financing activities	24,024,184	2,566,765

Net change in cash and cash equivalents	(2,899,906)	2,671,930
Cash and cash equivalents at January 1	12,519,980	9,848,050

Cash and cash equivalents at December 31	$9,620,074	$12,519,980

Supplemental disclosures of cash flow information:
Interest paid on deposits and borrowings	$8,773,999	$8,557,398

Income taxes paid	$1,773,974	$1,848,492

Supplemental schedule of noncash investing and financing activities:
Foreclosed assets acquired in settlement of loans	$3,919,000	759,427

The accompanying notes are an integral part of these consolidated financial statements.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 1 – Summary of Significant Accounting Policies

 Basis of Presentation and Consolidation.  The consolidated financial statements of Pinnacle Financial Corporation (the company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank (the bank) are prepared in conformity with generally accepted accounting principles and general practice within the banking industry. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Nature of operations.  The company is a bank holding company whose principal activity is the ownership and management of the bank and is subject to regulation by the Federal Reserve Bank.  The bank provides a variety of financial services to individuals and corporate customers through its eight locations in Northeast Georgia.  The bank’s primary deposit products include non-interest and interest-bearing checking accounts, savings accounts, and certificates of deposit.  The bank offers various lending products with a substantial portion of the portfolio collateralized by real estate.  The bank operated under a national bank charter until November 2001 and was subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation.  In November 2001, the bank converted to a state bank charter and is now subject to regulation by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation.

 Use of Estimates.  In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred tax assets (liabilities).

 The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

 Significant Group Concentrations of Credit Risk.  Most of the company’s activities are with customers located in the Northeast Georgia area.  The company has significant concentrations, as defined by their regulators, in the granite and poultry industries.

 Cash and cash equivalents.  For purposes of these statements, cash and cash equivalents include cash, balances due from banks, and federal funds sold, all of which mature within ninety days.

 Securities available for sale.  Securities are classified as available for sale and are carried at fair value.  Unrealized holding gains and losses, net of reclassification adjustments and related tax effects, are excluded from earnings and are reported in accumulated other comprehensive income.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 1 – Summary of Significant Accounting Policies – (Continued)

Securities available for sale – (Continued).  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Interest and dividend income are recognized when earned.  A decline in the fair value of any security below cost that is deemed to be other than temporary is charged to income resulting in the establishment of a new cost basis for the security.  Realized gains (losses) on the sale of securities available for sale are recorded on the trade date and are determined using the specific-identification method.  The company does not own any derivative security instruments nor does it participate in any hedging activities.

Loans.  The bank grants agribusiness, commercial, residential and consumer loans to individuals and a variety of firms and corporations located primarily in Northeast Georgia.  The bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets.  Although the bank has a diversified loan portfolio, a substantial portion is collateralized by improved and unimproved real estate and is dependent upon the real estate market, economic conditions, and the granite and poultry industries.  Loans are stated at the amount of the outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses.

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

Allowance for loan losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 1 – Summary of Significant Accounting Policies – (Continued)

Allowance for loan losses – (Continued). A loan is considered impaired when, based on current information and events, it is probable that the bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Substantially all of the company’s loans which have been identified as impaired have been measured by the fair value of existing collateral (generally real estate).

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the company does not separately identify individual consumer loans for impairment disclosures.

Off-balance-sheet financial instruments.  In the ordinary course of business, the company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under personal lines of credit, commercial lines of credit, credit card arrangements, and standby letters of credit.  Such financial instruments are recorded when they are funded.

Premises and equipment.  Land is carried at cost.  Other premises and equipment are recorded at cost less accumulated depreciation computed by the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Foreclosed assets.  Assets acquired through foreclosure are initially recorded at the lower of the bank’s carrying amount or estimated fair market value less cost to sell, establishing a new cost basis.  Any losses recognized at the date of foreclosure are charged to the allowance for loan losses. Costs of significant property improvements are capitalized.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses of foreclosed assets, including adjustments to the carrying amount subsequent to foreclosure, are included in current earnings.

Income taxes.  The provision for income taxes is based on income reported for consolidated financial statement purposes and consists of taxes currently due plus deferred taxes resulting from the recognition of certain revenues and expenses in different periods for tax reporting purposes.  A deferred tax asset or liability is recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The tax consequence is calculated by applying enacted statutory tax rates, applicable to future years, to these temporary differences.  The company files consolidated income tax returns with its subsidiary.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 1 – Summary of Significant Accounting Policies – (Continued)

Net income per share of common stock.  Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

Reclassifications.  Certain 2000 amounts have been reclassified for comparative purposes in order to conform to the 2001 presentation.  Such reclassifications had no impact on total assets or net income.

Note 2 – Securities Available for Sale

Securities available for sale at December 31 were as follows:

		Gross		Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2001
U.S. Treasury	$ 752,576	$ 18,986	$ –	$ 771,562
U.S. Government agencies	26,835,176	1,037,998	(13,120)	27,860,054
State and Municipals	27,889,257	534,877	(233,803)	28,190,331
Mortgage-backed securities	34,622,380	563,983	(116,403)	35,069,960
Corporate bonds	6,566,329	257,472	(15,841)	6,807,960
Other securities	3,867,669	–	–	3,867,669

	$100,533,387	$ 2,413,316	($ 379,167)	$102,567,536

2000
U.S. Treasury	$ 756,072	$ 3,158	($ 90)	$ 759,140
U.S. Government agencies	41,201,072	169,601	(195,666)	41,175,007
State and Municipals	19,066,843	312,749	(170,576)	19,209,016
Mortgage-backed securities	21,166,004	169,111	(59,452)	21,275,663
Corporate bonds	3,515,565	36,875	(18,980)	3,533,460
Other securities	1,223,300	–	–	1,223,300

	$ 86,928,856	$ 691,494	($ 444,764)	$ 87,175,586

Other securities include stocks in the Federal Home Loan Bank of Atlanta (FHLB), the Federal Reserve Bank and mutual fund investments.  The stocks are carried at cost, since they do not have a readily determinable fair value because their ownership is restricted and lacks a market.  These stocks are classified as due after ten years for contractual maturities.  During 2001, the bank sold the stock in the Federal Reserve Bank.  The mutual fund investment is classified as due in one year or less for contractual maturities because of the liquidity and repricing characteristics and is carried at cost because the difference between amortized cost and fair value is insignificant.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 2 – Securities Available for Sale – (Continued)

The amortized cost and fair value of securities by contractual maturity at December 31, 2001 were as follows:

	Amortized	Fair
	Cost	Value

Due in one year or less	$ 13,173,484	$13,386,880
Due after one year through five years	39,324,794	40,640,367
Due after five years through ten years	10,401,132	10,466,761
Due after ten years	3,011,597	3,003,568

	65,911,007	67,497,576
Mortgage-backed securities	34,622,380	35,069,960

	$100,533,387	$102,567,536

 Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Nontaxable and taxable interest income on securities available for sale were as follows:

	2001	2000

Nontaxable	$1,022,199	$ 896,995
Taxable	4,601,071	4,522,416

	$5,623,270	$5,419,411

For the years ended December 31, 2001 and 2000, proceeds from sales of securities amounted to $5,130,907 and $18,571,604, respectively.  Gross realized gains amounted to $67,582 and $23,900, respectively.  Gross realized losses amounted to $ -0- and $440,378, respectively.

 Securities available for sale, with a carrying value of approximately $34,155,046 and $32,847,096 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

 Note 3 - Loans

 Components of loans at December 31 were as follows:

	2001	2000

Commercial	$ 22,020,411	$ 19,566,350
Construction and land	11,987,726	6,893,572
Commercial real estate	79,718,264	78,419,567
Residential real estate	44,805,897	41,204,620
Consumer	20,746,967	23,058,750

Total loans	179,279,265	169,142,859
Allowance for loan losses	(2,033,273)	(2,352,245)

Net loans	$177,245,992	$166,790,614

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 3 – Loans – (Continued)

            At December 31, 2001, the bank had total loans outstanding to the granite and poultry industries amounting to $18,000,380 and $24,492,506, respectively.

The accrual of interest has been discontinued on loans amounting to $931,264 at December 31, 2001 and $4,059,027 at December 31, 2000.  The amount of interest income that would have been recorded in 2001 and 2000, if all such loans had been accruing interest at their contractual rates, was approximately $141,000 and $126,000, respectively.

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

	Years Ended December 31

	2001	2000

Balance at January 1	$6,264,467	$6,488,659
New loans	3,412,109	3,495,526
Repayments	(2,805,650)	(3,719,718)

Balance at December 31	$6,870,926	$6,264,467

Note 4 – Allowance for Loan Losses

 Activity in the allowance for loan losses follows:

	Years Ended December 31

	2001	2000

Balance at January 1	$2.352,245	$2,113,735
Provision for loan losses	750,000	500,000
Loans charged off	(1,570,574)	(459,474)
Recoveries	501,602	197,984

Balance at December 31	$2,033,273	$2,352,245

The following is a summary of information pertaining to impaired loans at December 31:

	2001	2000

Impaired loans without a valuation
allowance	$ 659,909	$ 312,636
Impaired loans with a valuation
allowance	1,332,875	4,179,831

Total impaired loans	$1,992,784	$4,492,467

Valuation allowance related to
impaired loans	$ 449,705	$1,214,856

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 4 – Allowance for Loan Losses – (Continued)

The average recorded investment in impaired loans during 2001 and 2000 was $2,966,020 and $2,087,350, respectively.  Interest income recognized on impaired loans in 2001 and 2000 was $83,187 and $56,941, respectively.

Note 5 – Premises and Equipment

Premises and equipment at December 31 were as follows:

	2001	2000

Land	$ 1,302,199	$ 1,302,199
Land improvements	393,674	392,574
Buildings and improvements	6,186,697	6,139,341
Furniture & fixtures	3,972,644	3,956,988

Total cost	11,855,214	11,791,102
Accumulated depreciation	(4,088,945)	(3,617,291)

Net premises and equipment	$ 7,766,269	$ 8,173,811

            Depreciation expense included in occupancy expense for 2001 and 2000 was $638,810 and $616,091, respectively.

Note 6 – Other Assets and Other Liabilities

The components of other assets and other liabilities at December 31 were as follows:

	2001	2000
Other assets:
Deferred income taxes	$ –	$ 628,311
Cash surrender value of life insurance	8,229,239	2,984,431
Foreclosed and repossessed assets	2,744,908	384,434
Prepaid income tax	–	11,385
Interest in limited partnership	475,004	–
Other	328,290	388,344

	$11,777,441	$4,396,905

	2001	2000
Other liabilities:
Accrued interest payable	$ 3,108,917	$3,073,734
Compensation and retirement deferral	723,715	830,506
Declared dividends payable	460,800	–
Deferred income taxes	107,747	–
Income taxes payable	62,972	217,859
Other	409,938	371,927

	$ 4,874,089	$4,494,026

The bank has purchased life insurance on certain of its employees and is the beneficiary of these policies.  There are no restrictions or outstanding borrowings against the cash surrender value of these policies.  During 2001 the bank purchased an interest in a limited partnership that will produce state income tax credits.  The asset is being amortized over a ten year life.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 7 – Time Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $33,334,613 and $29,140,707.  Time deposits are included in interest-bearing deposits on the consolidated balance sheets.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

2002	$ 99,274,578
2003	13,045,649
2004	2,668,497
2005 and therafter	1,668,369

$116,657,093

 The company had deposits of approximately $2,130,305 and $2,171,598 from related parties at December 31, 2001 and 2000, respectively.

 Note 8 – Borrowings

             Borrowings at December 31 were as follows:

	2001	2000

FHLB Short-Term Advances	$ 6,500,000	$10,100,000
Federal Funds Purchased	7,118,000	–
Securities Sold Under Agreements to
Repurchase	2,279,893	–

Total Short-Term Borrowings	15,897,893	10,100,000

FHLB Long-Term Advances	4,500,000	3,000,000

Total Long-Term Borrowings	4,500,000	3,000,000

Total Borrowings	$20,397,893	$13,100,000

The FHLB advances are secured by the company’s investment in FHLB stock, which totaled $774,500 at December 31, 2001 and 2000, and by a blanket floating lien on portions of the company’s loan portfolio

Of the total outstanding advances as of December 31, 2001, $6,000,000 are callable by the FHLB beginning in January 2002. If the callable advances are called prior to maturity, replacement funds will be offered by the FHLB at a then-current rate.  Advances that are callable or mature within one year are classified as short-term. Non-callable advances require monthly interest payments, while callable advances require quarterly interest payments.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 8 – Borrowings – (Continued)

 Interest rates on FHLB advances are as follows:

Short-term advances		Long-term advances

$3,000,000	5.71%	$2,000,000	4.70%
500,000	2.43%	1,000,000	4.19%
1,000,000	6.39%	500,000	2.72%
2,000,000	4.98%	1,000,000	3.42%
$6,500,000		$4,500,000

$6,500,000		$4,500,000

Federal funds purchased generally mature within one to four days from the transaction date.  Average federal funds purchased amounted to $471,000 and $550,000 in 2001 and 2000, respectively.

The bank has sold securities under agreements to repurchase to a number of its commercial deposit customers that provide for daily maturity and the payment of interest on a monthly basis.  These borrowings are fully secured by the pledging of selected investment securities owned by the bank.  Average securities sold under agreements to repurchase amounted to $693,000 and $ -0- in 2001 and 2000, respectively.

Interest expense on borrowings was as follows:

	2001	2000

FHLB Advances	$633,209	$599,422
Federal Funds Purchased	12,176	34,046
Securities Sold under
Agreements to Repurchase	17,569	–

	$662,954	$633,468

 Note 9 - Other Expenses

 The major components of other expenses were as follows:

	2001	2000

Professional fees		$ 379,270
Stationery, supplies and printing	224,878	192,692
Advertising and public relations	247,075	237,506
Litigation settlement	–	248,250
Foreclosed assets losses and expenses	443,428	62,051
Other expenses	1,341,898	1,174,419

	$2,689,811	$2,294,188

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 10 – Employee Benefit Plans

401(K) Plan. The company maintains a defined contribution 401(k) profit sharing plan covering substantially all full-time employees.  Employee contributions to the plan are based on salary levels and are discretionary, but the maximum employer matching contribution may not exceed 6% of gross salaries in any year.  Employer contribution expense included in salaries and employee benefits for the plan was $198,478 in 2001 and $250,048 in 2000.

Employee Stock Ownership Plan.  An Employee Stock Ownership Plan (ESOP) was adopted by the company in 1992.  The ESOP is a non-contributory qualified stock bonus plan established to accumulate shares of Pinnacle Financial Corporation common stock in the ESOP trust for the benefit of all eligible employees.  Contributions to the plan are made at the discretion of the Board of Directors.  There were no contributions for the ESOP in 2001 or 2000.  As of December 31, 2001, the ESOP had purchased no qualified employer securities.

Executive Retirement Benefits.  The bank has a non-qualified executive salary continuation plan which will provide benefits to the Chairman and Vice-Chairman of the Board of Directors and selected executive officers upon retirement.  This retirement benefit amount will be determined each year using a life insurance contract indexed as if purchased on the effective date of the plan.  The bank is not required to fund the plan.

Employment Security Agreement.  The bank’s former President retired effective April 15, 2000.  Under the provisions of an employment security agreement, the bank has recognized an outstanding liability of $140,298 and $283,538 as of December 31, 2001 and 2000, respectively.

Note 11 – Income Taxes

 The provision for income taxes consisted of the following:

	Years Ended December 31
	2001	2000

Current tax provision - federal	$1,576,560	$1,977,569
Current tax provision - state	55,234	125,974
Deferred tax provision (benefit)	138,206	(265,543)

	$1,770,000	$1,838,000

 The provision for federal income taxes is less than that computed by applying the federal statutory rate of 34% in 2001 and 2000, as indicated in the following analysis:

	2001	2000

Statutory federal tax rate	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	.5%	1.4%
Tax-exempt income	( 7.9%)	( 6.6%)
Interest and other nondeductible expenses	1.2%	.6%
Other, net	1.4%	1.0%

	29.2%	30.4%

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 11 – Income Taxes – (Continued)

 The components of the net deferred income tax asset (liability) included in other assets (liabilities) at December 31 were as follows:

	2001	2000
Deferred tax assets:
Allowance for loan losses	$534,245	$ 720,381
Deferred directors’ fees and interest	139,206	150,037
Employee severance pay	47,701	107,745
Other, net	201,142	149,417

	922,294	1,127,580

Deferred tax liabilities:
Net unrealized gain on securities
available for sale	691,611	93,758
Depreciation	326,904	391,955
Other, net	11,526	13,556

	1,030,041	499,269

Net deferred tax asset (liability)	($ 107,747)	$ 628,311

 Note 12 – Contingent Liabilities

 The company is party to litigation and claims arising in the normal course of business.  Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial statements.

Note 13 – Off-Balance-Sheet Activities

 The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers.  These financial instruments consist of commitments to extend credit, personal and commercial lines of credit, and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet.

 The company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for all off-balance sheet commitments is represented by the contractual amount of those instruments.  The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 13 – Off-Balance-Sheet Activities – (Continued)

A summary of the company’s financial instruments whose contract amounts represent credit risk at December 31 were as follows:

	2001	2000
New loan commitments	$ 3,176,000	$ –
Credit card arrangements	3,658,094	3,298,890
Undisbursed lines of credit	20,411,265	17,179,111
Standby letters of credit	2,238,560	2,269,951

	$29,483,919	$22,747,952

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future credit exposure or cash requirements.  The amount of collateral obtained, if it is deemed necessary by the company, is based on management’s credit evaluation of the customer.

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

 Note 14 – Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the company.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 14 – Fair Value of Financial Instruments – (Continued)

The estimated fair values, and related carrying amounts, of the company’s financial instruments at December 31 were as follows ($ in thousands):

	2001		2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets: @
Cash and cash equivalents	$ 9,620	$ 9,620	$ 12,520	$ 12,520
Securities available for sale	102,568	102,568	87,175	87,175
Loans, net	177,246	180,311	166,791	166,587
Accrued interest receivable &
other assets	21,771	21,771	15,293	15,293

Financial liabilities:
Deposits	$239,760	$237,051	$221,652	$209,099
Borrowings	20,398	20,518	13,100	13,226
Other liabilities	4,874	4,874	4,494	4,494

Off-balance-sheet instruments:
Commitments, commercial lines
of credit, and standby
letters of credit		$ 9		$ 27

 The following methods and assumptions were used by the company in estimating fair value disclosures for financial instruments:

 Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate fair values.

 Securities available for sale – Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank Stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank and Federal Reserve Bank Stock approximates fair value based on redemption provisions.

 Loans – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for fixed rate commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

 Other assets and other liabilities – The carrying amounts of other assets and other liabilities approximate fair value.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 14 – Fair Value of Financial Instruments – (Continued)

Deposits – The fair values  of deposits with no defined maturity (e.g., interest and noninterest checking, savings, and money market accounts) are equal to their carrying amounts.  The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date.  Fair values for defined maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings – The carrying amounts of federal funds purchased and other short-term borrowings maturing within ninety days approximate their fair values.  The fair values of the company’s remaining borrowings are estimated using discounted cash flow analyses based on the company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments – Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Note 15 – Regulatory Matters and Restrictions

The bank is subject to various regulatory capital requirements administered by banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and a leverage ratio of Tier I capital to average assets. Management believes, as of December 31, 2001 and 2000, that the bank met all capital adequacy requirements to which it is subject.

Because the company is a bank holding company with only one bank subsidiary, there are no significant differences between the consolidated risk-based capital ratios and those of the bank.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 15 – Regulatory Matters and Restrictions – (Continued)

The bank’s actual capital amounts and ratios are presented in the table below ($ in thousands):

					To Be Well
					Capitalized Under
			Capital		Prompt Corrective
	Actual		Adequacy		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Total Capital to Risk
Weighted Assets	$46,829	21.54%	$17,393	8.0%	$21,741	10.0%
Tier I Capital to Risk
Weighted Assets	44,796	20.60	8,697	4.0	13,045	6.0
Tier I Capital to Average
Assets	44,796	14.51	9,261	3.0	15,435	5.0

As of December 31, 2000:
Total Capital to Risk
Weighted Assets	$44,070	22.62%	$15,589	8.0%	$19,486	10.0%
Tier I Capital to Risk
Weighted Assets	41,718	21.41	7,794	4.0	11,691	6.0
Tier I Capital to Average
Average Assets	41,718	15.14	8,268	3.0	13,780	5.0

To comply with state lending limit regulations, the bank has appropriated $25,040,000 of retained earnings.  The appropriated retained earnings are unavailable for dividends without prior regulatory approval.  Dividends paid by the bank subsidiary are the primary source of funds available to the company.  In accordance with regulations issued by the Georgia Department of Banking and Finance, the total amount of dividends the bank may pay at any date is generally limited to fifty percent of the net earnings for the previous year or approximately $2,100,000 at December 31, 2001.

The Federal Reserve Bank requires the company to maintain certain levels of cash on hand or on deposit with the Federal Reserve Bank.  The required cash level at December 31, 2001 and 2000 was $4,413,000 and $3,928,000, respectively. The company is also required to maintain a minimum deposit with the Federal Reserve for clearings. The required deposit was $25,000 at December 31, 2001 and 2000.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 16 – Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31
	2001	2000
Unrealized holding gains on securities
available for sale	$1,848,777	$2,752,606
Reclassification adjustment for losses
(gains) realized in income	(61,359)	9,199

Net unrealized gains	1,787,418	2,761,805

Tax effect	(597,853)	(1,049,486)

Net-of-tax amount	$1,189,565	$1,712,319

Note 17 – Subsequent Event

In February 2002, the bank signed a letter of intent with another financial institution to purchase a branch in the local area.  Consummation of the purchase is subject to the completion of a definitive agreement, performance of due diligence and obtaining applicable regulatory approvals.

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

 Note 18 – Condensed Financial Statements of Parent Company

Financial information pertaining only to Pinnacle Financial Corporation is as follows:

Balance Sheet December 31, 2001

2001
Assets
Cash in subsidiary bank	$ 35,209
Investment in subsidiary	46,138,643
Due from subsidiary	460,800

Total assets	$46,634,652

Liabilities and Shareholders’ Equity

Accrued expenses	$ 1,924
Declared dividends payable	460,800
Common stock	7,680,000
Capital surplus	7,280,000
Retained earnings	29,869,390
Accumulated other comprehensive income	1,342,538

Total liabilities and shareholders’ equity	$46,634,652

Statements of Income Years ended December 31, 2001 and 2000
	2001	2000
Income
Dividends from subsidiary	$1,261,600	$1,873,200
Interest income – securities available for sale	12,788	30,708

	1,274,388	1,903,908

Operating expenses	93,039	86,497

Income before income taxes and equity in
undistributed income of subsidiary	1,181,349	1,817,411

Income tax benefit	33,000	33,000

Net income before equity in undistributed
income of subsidiary	1,214,349	1,850,411

Equity in undistributed income of subsidiary	3,077,791	2,353,091

Net income	$4,292,140	$4,203,502

PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
YEARS ENDED DECEMBER 31, 2001 AND 2000

Note 18 – Condensed Financial Statements of Parent Company – (Continued)

Statements of Cash Flows Years ended December 31, 2001 and 2000
	2001	2000
Cash flows from operating activities:
Net income	$ 4,292,140	$ 4,203,502
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	1,743	697
Equity in undistributed income of
subsidiary	(3,077,791)	(2,353,091)
Net change in:
Other assets	9,486	481
Due from subsidiary	(460,800)	1,499,890
Accrued expenses	(9,928)	4,099

Net cash provided by operating activities	754,850	3,355,578

Cash flows from investing activities:
Available for sale securities:
Sales to subsidiary	619,432	–
Other changes	(20)	(69)

Net cash used by investing activities	619,412	(69)

Cash flows from financing activities:
Cash dividends paid	(1,382,400)	(3,340,800)

Net cash used by financing activities	(1,382,400)	(3,340,800)

Net change in cash and cash equivalents	(8,138)	14,709
Cash and cash equivalents at January 1	43,347	28,638

Cash and cash equivalents at December 31	$ 35,209	$ 43,347

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PINNACLE FINANCIAL CORPORATION has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Elberton, State of Georgia, on the 22nd day of March, 2002.

PINNACLE FINANCIAL CORPORATION

Date: March 22, 2002	By: /s/ L. Jackson McConnell

L. Jackson McConnell
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2002	By: /s/ Lint W. Eberhardt

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

                       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report Statement has been signed by the following persons in the capacities indicated on the 22nd day of March, 2002.

Signature	Title

/s/ L. Jackson McConnell	Chairman and Chief Executive Officer
and Director
L. Jackson McConnell

/s/ Linton W. Bernhard	President and Director

Linton W. Eberhardt

/s/ Don C. Fortson	Director

Don C. Fortson

/s/ Robert H. Hardy	Director

Robert H. Hardy

/s/ Robert E. Lee, III	Director

Robert E. Lee, III

/s/ J. Daniel McAvoy, M.D.	Director

J. Daniel McAvoy, M.D

/s/ L. Jackson McConnell, Jr.	Director

L. Jackson McConnell, Jr.

/s/ James E. Purcell	Director

James E. Purcell

/s/ Steven A. Williams	Director

Steven A. Williams

/s/ H. Thomas Warren III	Chief Financial Officer/Principal
Accounting Officer
H. Thomas Warren III

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
24.0	A Power of Attorney is set forth on the signature pages to this Form 10-KSB.