Form 10QSB
period 2002-03-31
PINNACLE FINANCIAL CORP
filed 2002-05-13
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 33-67528


                         PINNACLE FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 GEORGIA                                 58-1538862
      --------------------------------                   ----------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification Number)

      884 ELBERT STREET,
      P.O. BOX 430, ELBERTON, GEORGIA                         30635-0430
      ---------------------------------------                 ----------
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

AS OF APRIL 30, 2002 THERE WERE 767,200 SHARES OF COMMON STOCK OUTSTANDING.
---------------------------------------------------------------------------

                         PINNACLE FINANCIAL CORPORATION


                                      INDEX


                                                                PAGE NO.
PART I -      FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets at
              March 31, 2002 and December 31, 2001                  1

              Consolidated Statements of Income for the Three
              Months ended March 31, 2002 and 2001                  2

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and 2001            3

Item 2.  Managements Discussion and Analysis or Plan of
              Operation                                             5


PART II -     OTHER INFORMATION                                     12

Item 4.   Submission of Matters to a vote of Security Holders       12

Item 6.   Exhibits and Reports on Form 8-K                          12





                                        I

                         PINNACLE FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS




                                       II

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                  MARCH 31, 2002 AND DECEMBER 31, 2001
                                              (UNAUDITED)

                                                                     MARCH 31,            DECEMBER 31,
                                                                        2002                  2001
                                                                    ------------          ------------
ASSETS
       Cash and due from banks                                      $ 10,781,426          $  9,620,074
       Federal funds sold                                                      0                     0

       Securities available for sale                                  97,475,650           102,567,536

       Loans, net of allowance for loan losses
         of $2,247,400 and $2,033,245, respectively                  183,411,771           177,245,992

       Premises and equipment                                          7,619,751             7,766,269
       Accrued interest receivable                                     2,244,639             2,227,295
       Other assets                                                   11,568,464            11,777,441
                                                                    ------------          ------------

       TOTAL ASSETS                                                 $313,101,701          $311,204,607
                                                                    ============          ============


LIABILITIES
       Deposits:
          Noninterest-bearing                                       $ 48,945,732          $ 45,488,608
          Interest-bearing                                           197,158,189           194,272,089
                                                                    ------------          ------------

         Total deposits                                              246,103,921           239,760,697

       Borrowings                                                     16,408,988            20,397,893
       Accrued interest and other liabilities                          4,054,738             4,874,089
                                                                    ------------          ------------

         Total liabilities                                           266,567,647           265,032,679
                                                                    ------------          ------------

SHAREHOLDERS' EQUITY
       Common stock, $10 par value; 5,000,000 shares
         authorized, 768,000 shares issued and outstanding             7,680,000             7,680,000
       Capital surplus                                                 7,280,000             7,280,000
       Retained earnings                                              30,507,534            29,869,390
       Accumulated other comprehensive income                          1,066,520             1,342,538
                                                                    ------------          ------------

         Total shareholders' equity                                   46,534,054            46,171,928
                                                                    ------------          ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $313,101,701          $311,204,607
                                                                    ============          ============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                             (UNAUDITED)

                                                                         YTD                 YTD
                                                                       MARCH 31,           MARCH 31,
                                                                         2002                2001
                                                                      ----------          ----------
INTEREST INCOME
       Loans, including fees                                          $3,459,406          $4,099,577
       Securities available for sale                                   1,365,467           1,344,878
       Federal funds sold and other                                        5,405              68,991
                                                                      ----------          ----------

         Total interest income                                         4,830,278           5,513,446
                                                                      ----------          ----------

INTEREST EXPENSE
       Deposits                                                        1,538,502           2,169,155
       Borrowings                                                        175,602             161,255
                                                                      ----------          ----------

         Total interest expense                                        1,714,104           2,330,410
                                                                      ----------          ----------

NET INTEREST INCOME                                                    3,116,174           3,183,036
       Provision for loan losses                                          80,000             150,000
                                                                      ----------          ----------

         Net interest income after provision for loan losses           3,036,174           3,033,036
                                                                      ----------          ----------

OTHER INCOME
       Service charges on deposit accounts                               468,256             336,845
       Other service charges and fees                                    230,005             184,635
        Net realized gains on sales of securities                         12,007               3,842
       Other income                                                      159,424              56,021
                                                                      ----------          ----------
         Total other income                                              869,692             581,343
                                                                      ----------          ----------

OTHER EXPENSES
       Salaries and employee benefits                                  1,260,465           1,171,519
       Occupancy expense                                                 334,407             325,545
       Net realized losses on sales of securities                              0                   0
       Other expenses                                                    695,350             560,548
                                                                      ----------          ----------

         Total other expenses                                          2,290,222           2,057,612
                                                                      ----------          ----------

Income before income taxes                                             1,615,644           1,556,767
Income tax expense                                                       401,500             505,000
                                                                      ----------          ----------

NET INCOME                                                            $1,214,144          $1,051,767
                                                                      ==========          ==========

Net income per share of common stock                                  $     1.58          $     1.37
                                                                      ==========          ==========

Average shares outstanding                                               768,000             768,000
                                                                      ==========          ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                              (UNAUDITED)

                                                                       MARCH 31,            MARCH 31,
                                                                         2002                 2001
                                                                     ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                           $  1,214,144         $  1,051,767
                                                                     ------------         ------------
Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                    168,600              170,700
         Provision for loan losses                                         80,000              150,000
         Net realized (gains)losses on securities                         (12,007)              (3,842)
         Net change in accrued interest and other assets                  191,633              599,994
         Net change in accrued expenses and other liabilities            (819,351)             458,033
                                                                     ------------         ------------
         Total adjustments                                               (391,125)          (1,374,885)
                                                                     ------------         ------------

Net cash provided by operating activities                                 823,019            2,426,652
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Available for Sale Securities:
         Sales                                                          1,499,000              645,960
         Maturities, prepayments, and calls                             6,419,352            5,713,589
         Purchases                                                     (3,090,477)         (15,074,399)
Net change in loans                                                    (6,245,779)           3,015,832
Purchases of premises and equipment                                       (22,082)             (74,401)
                                                                     ------------         ------------

Net cash used by investing activities                                  (1,439,986)          (5,773,419)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                  6,343,224           11,975,594
Repayment of borrowings                                               (11,488,905)          (4,500,000)
Proceeds from borrowings                                                7,500,000            2,000,000
Cash dividends paid                                                      (576,000)            (460,800)
                                                                     ------------         ------------

Net cash provided by financing activities                               1,778,319            9,014,794
                                                                     ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 1,161,352            5,668,027
Cash and cash equivalents at January 1                                  9,620,074           12,519,980
                                                                     ------------         ------------

Cash and cash equivalents at March 31                                $ 10,781,426         $ 18,188,007
                                                                     ============         ============


Interest paid                                                        $  2,231,367         $  2,072,785
                                                                     ============         ============

Income taxes paid                                                          $5,000             $173,296
                                                                     ============         ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(1)      BASIS OF PRESENTATION
         ---------------------

         The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)      ACCOUNTING FOR IMPAIRED LOANS
         -----------------------------
         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $2,177,000 as of March 31, 2002 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $454,000.

ITEM 2.           MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BASIS OF PRESENTATION
---------------------

                  Management's Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle's financial condition as of March 31, 2002 and its results of operations for the three months ended March 31, 2002 in comparison to the three months ended March 31, 2001. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank (hereinafter the "Bank").

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle uses a combination of asset-based and liability-based monitoring and sources of funds to manage its liquidity. The asset-based liquidity monitoring is based on the expected liquidity provided by the assets, primarily loans and securities, of the Bank. At March 31, 2002, 13.7% of the investment securities portfolio had maturity dates within the next year and an additional 40.1% matures within the next five years. In addition, a substantial portion of the mortgage-backed securities portfolio, which amounted to approximately $31.6 million at March 31, 2002, provides regular payments of principal and interest. Management regularly reviews information provided by an outside service estimating the expected investment portfolio cash flows in various interest rate environments. This information provides a better estimate of the liquidity to be generated from the investment portfolio than stated maturities since many instruments have call or prepayment options inherent in the securities. In addition, all investment securities are classified as available for sale and may be sold in the event of a liquidity shortfall.

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

                  As a result of the volatility of asset-based liquidity, Pinnacle's management places a high degree of reliance on liability-based liquidity. These measures of liquidity are based on management's estimates of sources of liquidity that are readily available at a reasonable cost in the event of liquidity shortfalls or unpredicted events. The primary sources of liability-based liquidity are documented credit lines and the ability to attract additional deposits. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $22.0 million on short notice. One of these relationships requires that the borrowings be repaid at least once every seven days while the second line, for $12 million, has no defined repayment period. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes up to 15% of assets (approximately $47 million), subject to adequate collateral availability. Management believes these and other liability-based sources are sufficient to fund reasonably expected growth of the bank for the next several years.

                  Pinnacle has entered into a Purchase and Assumption Agreement with another financial institution to purchase the branch facility, loans, and deposits of a branch in Lexington, Georgia. If closed in the second quarter as expected,this transaction will result in an increase in loans of approximately $7 million and deposits of $18 million. While the overall impact on the financial results and size of the bank are expected to be immaterial, the transaction is expected to provide approximately $9 million of liquidity to be invested by Pinnacle. Management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

                  Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Cash and cash equivalents increased during the first three months of 2002 from December 31, 2001 levels by $1.2 million while securities available for sale decreased by approximately $5.1 million during the same time period. The average balance in these investment securities increased by approximately $10.4 million in the current quarter compared to the quarter ended March 31, 2001. The average balance of federal funds sold during the first three months of 2002 and 2001 was $1.8 million and $5.4 million, respectively. The current period decreases in federal funds sold and investment securities reflects the use of current payments and maturities to repay a portion of the Bank's short term borrowings. It remains management's intention to minimize the level of federal funds sold while prudently investing excess funds as the opportunity to do so arises.

                  Total interest-earning assets increased by $1.1 million for the current period when compared with December 31, 2001. Average net loans for the bank increased $14.7 million (8.9%) to $179.5 million in the three months ended March 31, 2002 from the same 2001 period. This increase reflects growth in loan demand during the majority of 2001 and in 2002.

                   The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased to $2.2 million from $2.0 million at March 31, 2002 and December 31, 2001, respectively. The Bank experienced loan charge-offs of $107,000 in the three months ended March 31, 2002 compared to $90,000 in the same period of 2001. Net recoveries amounted to $134,000 in 2002 compared to net charge offs of $25,000 for the three months ended March 31, 2001. The Bank experienced a significant recovery in the first quarter of 2002 on a loan charged off in the second quarter of 2001. The allowance for credit losses represents 1.2% of total loans outstanding at March 31, 2002.

                  Determination of the appropriate level of the allowance for loan losses is a subjective issue that requires judgement on the part of management and the Board of Directors. The December 31, 2002 10-KSB includes a detailed analysis of considerations, including the level of delinquent and rated assets, historical loss experience, concentrations, general economic conditions, and loan growth. No substantive changes or unusual items occurred during the first quarter of 2002 to result in changes in assumptions or the methodology used by management to determine the adequacy of the allowance.

                  The balance of Other Real Estate Owned (included in other assets) decreased by $315,000 from December 31, 2001 to March 31, 2002 as the result of foreclosing on one property and disposing of two properties this period. In addition, the Bank recorded a writedown of $150,000 on one property as a result of concerns about its market value.

Significant uncertainty continues to exist as to the amount that will ultimately be collected upon the disposition of the Bank's foreclosed assets. The accrual of interest has been discontinued on loans totaling $1.2 million as of March 31, 2002 representing 0.6% of total loans compared to $931,000 at December 31, 2001. Unrecorded income on nonaccrual loans for the first quarter of 2002 was approximately $23,000.

                  Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $6.3 million (2.6%) to $246.1 million at March 31, 2002 from $239.8 million at December 31, 2001, due to increases in checking and money market accounts offsetting declines in certificates of deposit. Management is not aware of any changes in pricing or product offerings that caused the growth but believes a portion of the increase continues to be attributed to consumers seeking the safety of insured deposits. Non-interest bearing deposits increased $3.4 million to $48.9 million from December 31, 2001 while interest bearing deposits increased $2.9 million for the three months ended March 31, 2002.

                  As indicated above, Bank management actively manages its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources of liability-based liquidity have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank continues to use Federal Funds borrowed, FHLB advances, and commercial sweep accounts to meet short term liquidity needs. Pinnacle averaged borrowings of $19.8 million during the first quarter of 2002. The Bank anticipates continued use of these sources of funds and other reasonably priced sources of borrowings to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

                  Shareholders' equity increased $300,000 to $46.5 million at March 31, 2002 from $46.2 million at December 31, 2001. Net earnings retained during the three months amounted to $638,000 while equity decreased $276,000 as a result of a decrease in net unrealized gains on securities available for sale. Dividends declared and paid increased from $.60 per share in 2001 to $.75 per share in 2002.

                  Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" and "Results of Operations" below for discussion of dividend levels.) Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.8% during the first three months of 2002, compared to 15.2% for the year ended December 31, 2001.

                  Management is not aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on the registrant's liquidity, capital resources, or results of operation except as disclosed in the Form 10-QSB. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS
---------------------

                  Pinnacle's operating results depend primarily on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

                  Interest income on interest bearing assets decreased by $683,000 from the same quarter in 2001 as a decrease in average tax equivalent yield from 8.6% to 7.1% offset an increase in average earning assets of approximately $20.9 million. The aggressive lowering of short term interest rates by the Federal Reserve resulted in a significant portion of the loan portfolio repricing downward while new lending and purchases of investment securities were made at lower rates than in the previous year. The decrease in interest expense of $616,000 mirrors the decline in interest income. The average cost of funds for the first quarters of 2002 and 2001 were 2.6% and 3.9%, respectively. Management believes its cost may decrease slightly in the second quarter but the current environment makes increases in both asset yields and cost of funds likely in the near future. Net interest income in the three months ended March 31, 2002 decreased $67,000, or 2.1% as compared to the same period for the previous year. The reduction in net interest income reflects the lagging nature of repricing of deposits, especially certificates of deposit. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins remain relatively stable from the same period in the prior year.

                  The provision for loan losses is the charge to operating expenses that management believes is necessary to fund the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance adequate to absorb losses inherent in the portfolio. Pinnacle provided $80,000 and $150,000 for loan losses in the quarters ended March 31, 2002 and 2001, respectively. The decreased provision is largely the result of two significant recoveries in late 2001 and early 2002 on previously charged off loans. In addition, the level of classified and delinquent loans has declined since March 2001.

                  Other income increased by $289,000 during the first quarter of 2002 as compared to 2001. This increase primarily results from increases in three areas. First, the Bank implemented a new program that reduced the manual involvement in accessing various fees, decreasing the amount of waived service changes and NSF fees. Consequently, deposit account service charges increased by $132,000. Second, increased mortgage origination volume resulted in an increase in fee income of $30,000. All of these loans were sold by the Bank immediately upon closing. Finally, the purchase of Bank Owned Life Insurance in late 2001 resulted in an increase in other income of $78,000 in the first quarter of 2002 as compared to 2001. Many of these sources of income are dependent on the level of interest rates and consumer behavior that is outside the control of the Bank. Management can not predict if these increases will be sustained.

                   Other expenses for Pinnacle increased by $232,000 to $2.3 million during the three months ended March 31, 2002 compared to $2.1 for the same period in 2001. The increase of $90,000 in salaries and benefits is the result of increased incentives paid to mortgage originators, a slight increase in the number of employees, and normal salary adjustments. Other expenses increased by $151,000 as a result of increased expenses and losses on the writedown and disposition of other real estate owned. Otherwise, other expenses would have slightly decreased from the first quarter of 2001.

                  Pinnacle's income tax expense decreased $104,000 for the quarter compared to the same period in the previous year as a result of a decrease in the effective income tax rate from 32.5% in 2001 to 24.9% in 2002. The decrease resulted from tax-exempt income being a more significant percentage of taxable income and a decreased state income rate as a result of a limited partnership investment that substantially reduced State of Georgia taxes.

                  Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended March 31, 2002 was $1.2 million and represents annualized returns of 10.5% on average shareholders' equity and 1.6% on average assets. Comparable amounts during the same period of 2001 were $1.1 million, 9.7%, and 1.5%, respectively.

The following tables present Pinnacle's regulatory capital position at March 31, 2002:

                                                      (Rounded to the nearest
                                                                thousand)


Total Risk Adjusted Assets                              $223,085

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                       $  7,680           3.44%
     Surplus                                               7,280           3.26%
     Retained Earnings                                    30,508          13.68%
                                                        --------       --------
     Total Tier 1 capital                                 45,468          20.38%
     Tier 1 minimum requirement                            8,923           4.00%
                                                        --------       --------
     Excess (shortfall)                                 $ 36,545          16.38%
                                                        ========       ========

TIER 2 CAPITAL
     Tier 1 from above                                  $ 45,468          20.38%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                            2,247           1.01%
                                                        --------       --------
     Total Tier 2 capital                                 47,715          21.39%
     Tier 2 minimum requirement                           17,847           8.00%
                                                        --------       --------
     Excess (shortfall)                                 $ 29,868          13.39%
                                                        ========       ========

LEVERAGE RATIO
     Tier 1 capital                                     $ 45,468          14.57%
     Minimum requirement                                   9,360           3.00%
                                                        --------       --------
     Excess (shortfall)                                 $ 36,108          11.57%
                                                        ========       ========

Average total assets, net of goodwill                   $312,000
                                                        ========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II

                                OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On March 12, 2002 Pinnacle held its annual meeting of shareholders where the following directors were elected at the meeting for one year terms:

                  L. Jackson McConnell               James E. Purcell **
                  Lint W. Eberhardt                  L. Jackson McConnell, Jr.
                  Steve Williams                     Robert H. Hardy
                  Robert E. Lee, III                 J. Daniel McAvoy
                  Don C. Fortson

                  693,923 shares (90% of eligible shares) were cast. The ** symbol indicates that 3,200 shares (less than 1%) voted in opposition to his election. All others received favorable votes on all ballots cast. There were no broker non-votes cast.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  Pinnacle has filed no reports on Form 8-K during the quarter.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PINNACLE FINANCIAL CORPORATION


Date: MAY 8, 2002          By: /S/ L. JACKSON MCCONNELL
      -----------              ------------------------
                                L. Jackson McConnell
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)

Date: MAY 8, 2002          By: /S/ LINT W. EBERHARDT
      -----------              ---------------------
                                Lint W. Eberhardt
                                President