Form 10QSB
period 2002-06-30
PINNACLE FINANCIAL CORP
filed 2002-08-14
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

   AS OF JULY 31, 2002 THERE WERE 766,518 SHARES OF COMMON STOCK OUTSTANDING.

                         PINNACLE FINANCIAL CORPORATION


                                      INDEX


                                                                 PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Position at
         June 30, 2002 and December 31, 2001                        1

         Consolidated Statements of Income for the Three
         Months ended June 30, 2002 and 2001                        2

         Consolidated Statements of Income for the Six
         Months ended June 30, 2002 and 2001                        3

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2002 and 2001                    4

Item 2.  Managements Discussion and Analysis or Plan of
         Operation                                                  6


PART II -OTHER INFORMATION                                          14

Item 6.  Exhibits and Reports on Form 8-K                           14





                                        I

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS




                    PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2002 AND DECEMBER 31, 2001
                                    (UNAUDITED)

                                                         JUNE 30,      DECEMBER 31,
                                                           2002           2001
ASSETS
       Cash and due from banks                         $ 11,404,950   $  9,620,074
       Federal funds sold                                   817,000              0

       Securities available for sale                     96,522,222    102,567,536

       Loans, net of allowance for loan losses
         of $2,131,039 and $2,033,245, respectively     198,443,866    177,245,992

       Premises and equipment                             7,790,864      7,766,269
       Accrued interest receivable                        2,365,483      2,227,295
       Other assets                                      12,997,988     11,777,441
                                                       ------------   ------------

      TOTAL  ASSETS                                    $330,342,373   $311,204,607
                                                       ============   ============


LIABILITIES
       Noninterest-bearing deposits                    $ 51,601,322   $ 45,488,608
       Interest-bearing deposits                        208,764,125    194,272,089
                                                       ------------   ------------

         Total deposits                                 260,365,447    239,760,697

       Borrowings                                        18,374,290     20,397,893
       Accrued interest and other liabilities             3,528,382      4,874,089
                                                       ------------   ------------

         Total liabilities                              282,268,119    265,032,679
                                                       ------------   ------------

SHAREHOLDERS' EQUITY
       Common stock, $10 par value; 5,000,000 shares
         authorized, 766,518 and 768,000 shares
              issued and outstanding, respectively        7,665,180      7,680,000
       Capital surplus                                    7,162,922      7,280,000
       Retained earnings                                 31,267,645     29,869,390
       Accumulated other comprehensive income             1,978,507      1,342,538
                                                       ------------   ------------
         Total shareholders' equity                      48,074,254     46,171,928
                                                       ------------   ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $330,342,373   $311,204,607
                                                       ============   ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                            (UNAUDITED)

                                                                       THREE MONTHS   THREE MONTHS
                                                                           ENDED           ENDED
                                                                          JUNE 30,       JUNE 30,
                                                                            2002          2001
INTEREST INCOME
       Loans, including fees                                           $  3,635,656   $  3,964,170
       Securities available for sale                                      1,318,321      1,422,370
       Federal funds sold and other                                           2,358         63,521
                                                                       ------------   ------------

         Total interest income                                            4,956,335      5,450,061
                                                                       ------------   ------------

INTEREST EXPENSE
       Deposits                                                           1,350,496      2,135,833
       Borrowings                                                           178,533        152,189
                                                                       ------------   ------------

         Total interest expense                                           1,529,029      2,288,022
                                                                       ------------   ------------

NET INTEREST INCOME                                                       3,427,306      3,162,039
       Provision for loan losses                                            120,000        500,000
                                                                       ------------   ------------

         Net interest income after provision for loan losses              3,307,306      2,662,039
                                                                       ------------   ------------

OTHER INCOME
       Service charges on deposit accounts                                  528,879        409,323
       Other service charges and fees                                       227,462        205,895
       Net realized gains on sales of securities available for sale          24,848         34,753
       Other income                                                         147,151         66,491
                                                                       ------------   ------------

         Total other income                                                 928,340        716,462
                                                                       ------------   ------------

OTHER EXPENSES
       Salaries and employee benefits                                     1,330,939      1,209,707
       Occupancy expense                                                    332,258        338,750
       Net realized losses on sales of securities available for sale              0              0
       Other expenses                                                       754,450        612,732
                                                                       ------------   ------------

         Total other expenses                                             2,417,647      2,161,189
                                                                       ------------   ------------

Income before income taxes                                                1,817,999      1,217,312
Income tax expense                                                          483,000        371,500
                                                                       ------------   ------------

NET INCOME                                                             $  1,334,999   $    845,812
                                                                       ============   ============

Net income per share of common stock                                   $       1.74   $       1.10
                                                                       ============   ============

Average shares outstanding                                                 767,239         768,000
                                                                       ============   ============



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         2

                           PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                           (UNAUDITED)

                                                                           YTD          YTD
                                                                         JUNE 30,      JUNE 30,
                                                                           2002         2001
INTEREST INCOME
       Loans, including fees                                           $ 7,095,062   $ 8,063,747
       Securities available for sale                                     2,683,788     2,767,248
       Federal funds sold and other                                          7,763       132,512
                                                                       -----------   -----------

         Total interest income                                           9,786,613    10,963,507
                                                                       -----------   -----------

INTEREST EXPENSE
       Deposits                                                          2,888,998     4,304,988
       Borrowings                                                          354,135       313,444
                                                                       -----------   -----------

         Total interest expense                                          3,243,133     4,618,432
                                                                       -----------   -----------

NET INTEREST INCOME                                                      6,543,480     6,345,075
       Provision for loan losses                                           200,000       650,000
                                                                       -----------   -----------

         Net interest income after provision for loan losses             6,343,480     5,695,075
                                                                       -----------   -----------

OTHER INCOME
       Service charges on deposit accounts                                 997,135       746,168
       Other service charges and fees                                      457,467       390,530
       Net realized gains on sales of securities available for sale         36,855        38,595
       Other income                                                        306,575       122,512
                                                                       -----------   -----------

         Total other income                                              1,798,032     1,297,805
                                                                       -----------   -----------

OTHER EXPENSES
       Salaries and employee benefits                                    2,591,404     2,381,226
       Occupancy expense                                                   666,665       664,295
       Net realized losses on sales of securities available for sale             0             0
       Other expenses                                                    1,449,800     1,173,280
                                                                       -----------   -----------

         Total other expenses                                            4,707,869     4,218,801
                                                                       -----------   -----------

Income before income taxes                                               3,433,643     2,774,079
Income tax expense                                                         884,500       876,500
                                                                       -----------   -----------

NET INCOME                                                             $ 2,549,143   $ 1,897,579
                                                                       ===========   ===========

Net income per share of common stock                                   $      3.32   $      2.47
                                                                       ===========   ===========

Average shares outstanding                                                 767,620       768,000
                                                                       ===========   ===========



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (UNAUDITED)

                                                                          JUNE 30,         JUNE 30,
                                                                            2002              2001
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                              $  2,549,143    $  1,897,579
                                                                        ------------    ------------
Adjustments to reconcile net Income to net
       cash provided by operating activities:
         Depreciation and amortization                                       337,200         341,400
         Provision for loan losses                                           200,000         650,000
         Net realized (gains) losses on securities available for sale        (36,855)        (38,595)
         Net change in accrued interest and other assets                  (1,358,735)     (2,005,252)
         Net change in accrued expenses and other liabilities             (1,345,707)       (335,646)
                                                                        ------------    ------------
         Total adjustments                                                (2,204,097)     (1,388,093)
                                                                        ------------    ------------

Net cash provided by operating activities                                    345,046         509,486
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                 (8,618,268)    (23,813,273)
Proceeds from sales of securities available for sale                       4,241,262         684,555
Proceeds from maturities, prepayments and calls
      of securities available for sale                                    11,095,144      11,894,105
Net change in loans                                                      (21,397,874)        186,373
Purchases of premises and equipment                                         (361,795)       (162,052)
                                                                        ------------    ------------

Net cash used by investing activities                                    (15,041,531     (11,210,292)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                    20,604,750      15,906,024
Repurchase of common stock                                                  (131,898)              0
Repayment of borrowings                                                  (14,523,603)     (6,500,000)
Proceeds from borrowings                                                  12,500,000       5,120,921
Cash dividends paid                                                       (1,150,888)       (921,600)
                                                                        ------------    ------------

Net cash provided by financing activities                                 17,298,361      13,605,345
                                                                        ------------    ------------

Net change in cash and cash equivalents                                    2,601,876       2,904,539
Cash and cash equivalents at January 1                                     9,620,074      12,519,980
                                                                        ------------    ------------

Cash and cash equivalents at June 30                                    $ 12,221,950    $ 15,424,519
                                                                        ============    ============

Interest paid                                                           $  4,193,016    $  4,884,026
                                                                        ============    ============

Income taxes paid                                                       $  1,004,055    $    660,514
                                                                        ============    ============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(1)      BASIS OF PRESENTATION
         ---------------------

         The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)      ACCOUNTING FOR IMPAIRED LOANS
         -----------------------------

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $1,396,000 as of June 30, 2002 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $303,000.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION

BASIS OF PRESENTATION
---------------------

                  Management's Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle's financial condition as of June 30, 2002 and its results of operations for the three and six months ended June 30, 2002 in comparison to the same periods ended June 30, 2001. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank(hereinafter the "Bank").

                  For a comprehensive presentation of Pinnacle's financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements and accompanying disclosures, and the Company's Form 10-KSB for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS
--------------------------

                  This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; and material unforseen changes in the financial stability and liquidity of the Bank's credit customers, all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle uses a combination of asset-based and liability- based monitoring and sources of funds to manage its liquidity. The asset-based liquidity monitoring is based on the expected liquidity provided by the assets, primarily loans and securities of the Bank. At June 30, 2002, 15.5% of the investment securities portfolio had maturity dates within the next year and an additional 30.0% matures within the next five years. In addition, a substantial portion of the mortgage-backed securities portfolio, which amounted to approximately $33.3 million at June 30, 2002, provides regular payments of principal and interest. Management regularly reviews information provided by an outside service estimating the expected investment portfolio cash flows in various interest rate environments. This information provides a better estimate of the liquidity to be generated from the investment portfolio than stated maturities since many instruments have call or prepayment options inherent in the securities. In addition, all investment securities are classified as available for sale and may be sold in the event of a liquidity shortfall.

                  Other sources of liquidity include payments on commercial and installment loans and repayment of maturing single payment loans. Management acknowledges that many of the sources of asset-based liquidity can be volatile and are often difficult to predict with a high level of accuracy. For example, the loan portfolio and many securities, especially mortgage- backed securities, have prepayment options that are exercisable by the borrower based on the current level of interest rates, offers received from competing lending entities, and changes in the circumstances of the borrower. Conversely, payments on fixed rate instruments may be reduced in the event of rising interest rates.

                  As a result of the volatility of asset-based liquidity, Pinnacle's management places a high degree of reliance on liability-based liquidity. These measures of liquidity are based on management's estimates of sources of liquidity that are readily available at a reasonable cost in the event of liquidity shortfalls or unpredicted events. The primary sources of liability-based liquidity are documented credit lines and the ability to attract additional deposits. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $22.0 million on short notice. One of these relationships requires that the borrowings be repaid at least once every seven days while the second line, for $12 million, has no defined repayment period. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes borrowings of up to 15% of assets (approximately $47 million), subject to adequate collateral availability. Management believes these and other liability-based sources are sufficient to fund reasonably expected growth of the bank for the next several years. Management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

                  The Bank purchased a building and loans related to a branch office in Lexington, Georgia in June 2002. The facility was purchased for approximately $300,000 while approximately $4.4 million of loans were acquired. In addition, the Bank assumed the deposits of the branch and paid a deposit premium. The transaction supplied approximately $10 million of liquidity to the Company which was used primarily to repay short term borrowings. Details of the components of the purchase are provided below.

                  Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity while attempting to minimize the amount of cash and overnight investments held. Cash and cash equivalents increased during the first six months of 2002 from December 31, 2002 levels by $2.6 million while securities available for sale decreased by $6.0 million during the same time period. The average balance in these investment securities increased by $4.4 million in the current year compared to the six months ended June 30, 2001. The average balance of federal funds sold during the first six months of 2002 and 2001 was $900,000 and $5.1 million, respectively. The changes in average securities and average federal funds sold are related as much of the federal funds sold accumulated during the first half of 2001 was invested during the second half of the year. Subsequent to December 31, 2001, cash flow from the investment portfolio has been used to fund growth in the loan portfolio. It remains management's intention to minimize the level of federal funds sold while prudently investing excess funds as the opportunity to do so arises.

                  Total interest-earning assets increased by $16.1 million or 5.7% for the current period when compared with December 31, 2001. Average net loans for the bank increased $18.6 million (11.1%) to $185.0 million in the six months ended June 30, 2002 from the same 2001 period. The increase reflects growth in loan demand during 2002 as well as the purchase of approximately $4.4 million of loans associated with the branch acquisition in June 2002.

                   The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased to $2.1 million from $2.0 million at June 30, 2002 and December 31, 2001, respectively. The Bank experienced loan charge-offs of $402,000 in the six months ended June 30, 2002 compared to $1,298,000 in the same period of 2001. Net charge-offs amounted to $102,000 in 2002 compared to $1,204,000 for the six months ended June 30, 2001. The significant decrease in charge-offs primarily reflects activity related to two large commercial borrowers in 2001. The bank recorded charge-offs of $1.2 million related to these borrowers in the second quarter of 2001. In 2002, the Bank recorded a recovery of approximately $200,000 related to one of these charge-offs. The allowance for loan losses represents 1.1% of total loans outstanding at June 30, 2002.

                  Determination of the appropriate level of the allowance for loan losses is a subjective issue that requires judgement on the part of management and the Board of Directors. The December 31, 2001 10-KSB includes a detailed analysis of considerations, including the level of delinquent and rated assets, historical loss experience, concentrations, general economic conditions, and loan growth. No substantive changes or unusual items occurred during the first half of 2002 to result in changes in assumptions or the methodology used by management to determine the adequacy of the allowance.

                  The balance of Other Real Estate Owned (included in other assets) decreased by $439,000 to $2.3 million from December 31, 2001 to June 30, 2002 as the Bank foreclosed on two properties and disposed of two properties in the period. In addition, the Bank recorded a writedown of $300,000 on one property as a result of concerns about its market value. Significant uncertainty continues to exist as to the amount that will ultimately be collected upon the disposition of the Bank's foreclosed assets. The accrual of interest has been discontinued on loans totaling $558,000 as of June 30, 2002 representing 0.3% of total loans compared to

$931,000 at December 31, 2001. Unrecorded income on nonaccrual loans for the first six months of 2002 was approximately $34,000.

                  Other assets increased at June 30, 2002 as the Bank recorded an identified intangible asset of approximately $1.6 million as a result of assuming deposits formerly owned by another commercial bank. This core deposit intangible will be amortized to expense on a straight line basis over seven years.

                  Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $20.6 million (8.6%) to $260.4 million at June 30, 2002 from $239.8 million at December 31, 2001. Much of the growth resulted from the branch purchase in June 2002. Deposits at that branch amounted to $16.8 million at June 30, 2002. The remainder of the increase resulted from normal growth in the Bank's market areas. Management is not aware of any changes in pricing or product offerings that caused the remainder of the growth but believes a portion of the increase continues to be attributed to consumers seeking the safety of insured deposits. Non-interest bearing deposits increased $6.1 million to $51.6 million from December 31, 2001 while interest- bearing deposits increased $14.5 million for the six months ended June 30, 2002.

                  As indicated above, Bank management actively monitors its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources of liability-based liquidity have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank continues to use federal funds borrowed, FHLB advances, and commercial sweep accounts to meet short term liquidity needs. Pinnacle averaged borrowings of $19.9 million during the first half of 2002. The Bank anticipates continued use of these sources of funds and other reasonably priced sources of borrowings to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

                  Shareholders' equity increased $1.9 million to $48.1 million at June 30, 2002 from $46.2 million at December 31, 2001. The Company repurchased a small number of its outstanding shares during the period, resulting in a reduction in equity of $132,000. Net earnings retained during the six months amounted to $1.4 million while equity increased $600,000 million as a result of an increase in net unrealized gains on securities available for sale. Dividends declared and paid increased from $1.20 per share in 2001 to $1.50 per share in 2002.

                  Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.8% during the first six months of 2002, compared to 15.0% for the year which ended December 31, 2001.

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




RESULTS OF OPERATIONS (for the three month period ended June 30, 2002)
---------------------

                  Pinnacle's operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

                  Interest income on interest bearing assets decreased by $494,000 from the same quarter in 2001 as a decrease in average tax equivalent yield from 8.4% to 7.1% offset an increase in average earning assets of approximately $22.0 million. The aggressive lowering of short term interest rates by the Federal Reserve resulted in a significant portion of the loan portfolio repricing downward while new lending and purchases of investment securities were made at lower rates than in previous years. The decline in interest expense of $759,000 mirrors the decline in interest income and includes the impact of declines in short term interest rates, particularly the repricing of maturing certificates of deposit. The average cost of funds for the second quarters of 2002 and 2001 were 2.3% and 3.8%, respectively. The Bank's cost of funds has been decreasing recently as the decreases in short term interest rates impact our sources of funds, particularly the repricing of maturing certificates of deposit. Management believes its costs may decrease slightly in the future but the current environment makes increases in both asset yields and cost of funds unlikely in the near future. Net interest income in the three months ended June 30, 2002 increased $265,000, or 8.4% as compared to the same period for the previous year. Much of the increase reflects the growth in interest earning assets and the impact of repricing of interest-bearing deposits. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins remain relatively stable from the same period in the prior year.

                  The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $120,000 and $500,000 for loan losses in the quarters ended June 30, 2002 and 2001, respectively. The decreased provision is largely the result of two significant recoveries in late 2001 and early 2002 on previously charged- off loans. In addition, the level of classified and delinquent loans has declined since June 2001.

                  Other income increased by $212,000 during the three months ended June 30, 2002 as compared to 2001. This increase primarily results from increases in two areas. First, the Bank implemented a new program that reduced the manual involvement in accessing various fees, decreasing the amount of waived service changes and NSF fees. Consequently, deposit account service changes increased by $109,000. Second, the purchase of Bank Owned Life Insurance in late 2001 resulted in an increase in other income of $80,000 in the first quarter of 2002 as compared to 2001.

                    Other expenses for Pinnacle increased by $257,000 to $2.4 million during the three months ended June 30, 2002 compared to $2.2 for the same period in 2001. The increase of $121,000 in salaries and benefits is the result of increased incentives paid to employees, an increase in the number of employees, and normal salary adjustments. Other expenses increased by $141,000 as a result of increased expenses and losses on the writedown and disposition of other real estate owned.

                  Pinnacle's income tax expense increased $111,000 for the quarter compared to the same period in the previous year due to higher taxable income partially offset by a decrease in the effective income tax rate from 30.5% in 2001 to 26.6% in 2002. The decrease in the effective rate resulted from tax-exempt income being a more significant percentage of taxable income and a decreased state income rate as a result of a limited partnership investment that substantially reduced State of Georgia taxes.

                  Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended June 30, 2002 was $1,335,000 and represents annualized returns of 11.4% on average shareholders' equity and 1.7% on average assets. Comparable amounts during the same period of 2001 were $846,000, 7.8%, and 1.2%, respectively.


RESULTS OF OPERATIONS (for the six month period ended June 30, 2002)
---------------------

                  Interest income on interest bearing assets for the six months ended June 30, 2002 decreased by $1.2 million from the same period in 2001. This reduction results from a decrease in average tax equivalent yield from 8.5% in 2001 to 7.1% in 2002, offsetting an increase in average earning assets of approximately $22.0 million. The causes of the reduction in yield are the same as those noted previously in the results of operations for the three months ended June 30, 2002. Interest expense decreased by $1.4 million from the same period of 2001. The average cost of funds for the six months ended June 30, 2002 and 2001 were 2.5% and 3.8%, respectively, representing the same changes and trends discussed in the results of operations for the three months ended June 30, 2002. Net interest income in the six months ended June 30, 2002 increased by $198,000, or 3.1%, as compared to the same period for the previous year.

                  Pinnacle provided $200,000 for losses in the period ended
June 30, 2002 and $650,000 in the period ended June 30, 2001. The decrease is the result of the large charge-offs experienced in 2001 discussed earlier in the Form 10-QSB.

                  Other income during the six months ended June 30, 2002 increased by $500,000 to $1,798,000 from $1,298,000 from the same period in 2001. The increase is primarily the result of the same items noted in the review of results of operations for the quarter ended June 30, 2002. During the first six months of 2002 (as compared with the same period in 2001), deposit service charges increased by $251,000 and income from Bank Owned Life Insurance increased by $158,000. Other items that increased include secondary market fees on mortgage originations and commissions from the sale of insurance coverage.

                  Other expenses during the six months ended June 30, 2002 increased $489,000 to $4.7 million from $4.2 million for the same period in the previous year. The increase reflects increased compensation as a result of increased employee incentives, more employees, and normal increases in salary. Additionally, other expenses increased by $281,000 as a result of losses and writedowns on foreclosed properties. No other changes are considered individually significant.

                  Pinnacle's income tax expense increased only $8,000 for the six months ended June 30, 2002 compared to the same period in the previous year in spite of an increase in pretax income of $660,000 as a result of a decrease in the effective tax rate from 31.6% to 25.8%. The decreased effective rate is the result of tax-exempt income being a more significant percentage of taxable income and a decreased state income tax rate as a result of a limited partnership investment that substantially reduced State of Georgia taxes.

                  Net income during the six months ended June 30, 2002 was $2.5 million and represents annualized returns of 10.9% on average shareholders' equity and 1.6% on average assets. Comparable amounts during the same period of 2001 were $1.9 million, 8.7% and 1.3%, respectively.

The following tables present Pinnacle's Regulatory capital position at June 30, 2002


                                         (Rounded to the nearest thousand)


Total Risk Adjusted Assets                         $235,635

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                  $  7,665       3.25%
     Surplus                                          7,163       3.04%
     Retained earnings                               31,268      13.27%
     Less, Intangible assets                          1,566       0.66%
                                                   --------      -----

     Total Tier 1 capital                            44,530      18.90%
     Tier 1 minimum requirement                       9,425       4.00%
                                                   --------      -----
     Excess (shortfall)                            $ 35,105      14.90%
                                                   ========      =====


TIER 2 CAPITAL
     Tier 1 from above                             $ 44,530      18.90%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                       2,131       0.90%
                                                   --------      -----

     Total Tier 2 capital                            46,661      19.80%
     Tier 2 minimum requirement                      18,851       8.00%
                                                   --------      -----
     Excess (shortfall)                            $ 27,810      11.80%
                                                   ========      =====


LEVERAGE RATIO
     Tier 1 capital                                $ 44,530      14.02%
     Minimum requirement                             12,707       4.00%
                                                   --------      -----

     Excess (shortfall)                            $ 31,823      10.02%
                                                   ========      =====


Average total assets, net of intangibles           $317,674
                                                   ========

                         PINNACLE FINANCIAL CORPORATION

                                     PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a).  Exhibit 99.  Certification Pursuant to 18 U.S.C. Section 1350.

            (b).  Pinnacle has filed no reports on Form 8-K during the quarter.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PINNACLE FINANCIAL CORPORATION


Date: AUGUST 9, 2002                By: /S/ L. JACKSON MCCONNELL
      --------------                    ------------------------
                                            L. Jackson McConnell
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date: AUGUST 9, 2002                By: /S/ H. THOMAS WARREN III
      --------------                    ----------------------
                                            H. Thomas Warren III
                                            Chief Financial Officer