Form 10QSB
period 2002-09-30
PINNACLE FINANCIAL CORP
filed 2002-11-13
CIK 910678

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

  AS OF OCTOBER 31, 2002 THERE WERE 766,718 SHARES OF COMMON STOCK OUTSTANDING.

                         PINNACLE FINANCIAL CORPORATION


                                      INDEX


                                                                      PAGE NO.
PART I -          FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Statements of Financial Position at
               September 30, 2002 and December 31, 2001                    1

               Consolidated Statements of Income for the Three
               Months ended September 30, 2002 and 2001                    2

               Consolidated Statements of Income for the Nine
               Months ended September 30, 2002 and 2001                    3

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2002 and 2001               4

Item 2.  Managements Discussion and Analysis or Plan of
              Operation                                                    6

Item 3.  Controls and Procedures                                          14


PART II -  OTHER INFORMATION                                              15



                                       I

                         PINNACLE FINANCIAL CORPORATION

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                                       II

                           PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                           (UNAUDITED)

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                  2002                  2001
                                                              ------------          ------------
ASSETS
       Cash and due from banks                                $ 14,572,356          $  9,620,074
       Federal funds sold                                                0                     0

       Securities available for sale                            94,104,121           102,567,536

       Loans, net of allowance for loan losses
         of $2,353,534 and $2,033,273, respectively            209,847,171           177,245,992
       Premises and equipment                                    7,738,750             7,766,269
       Accrued interest receivable                               2,301,696             2,227,295
       Other assets                                             11,871,820            11,777,441
                                                              ------------          ------------
      TOTAL  ASSETS                                           $340,435,914          $311,204,607
                                                              ============          ============


LIABILITIES
       Noninterest-bearing deposits                           $ 54,330,050          $ 45,488,608
       Interest-bearing deposits                               207,834,625           194,272,089
                                                              ------------          ------------

         Total deposits                                        262,164,675           239,760,697

       Borrowings                                               25,491,304            20,397,893
       Accrued interest and other liabilities                    4,052,046             4,874,089
                                                              ------------          ------------

         Total liabilities                                     291,708,025           265,032,679
                                                              ------------          ------------

SHAREHOLDERS' EQUITY
       Common stock, $10 par value; 5,000,000 shares
         authorized, 766,718 and 768,000 shares
              issued and outstanding, respectively               7,667,180             7,680,000
       Capital surplus                                           7,178,722             7,280,000
       Retained earnings                                        31,333,128            29,869,390
       Accumulated other comprehensive income                    2,548,859             1,342,538
                                                              ------------          ------------
         Total shareholders' equity                             48,727,889            46,171,928
                                                              ------------          ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $340,435,914          $311,204,607
                                                              ============          ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                 PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (UNAUDITED)
                                                                             THREE MONTHS        THREE MONTHS
                                                                                ENDED                ENDED
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                                 2002                 2001
                                                                              ----------          ----------

INTEREST INCOME
       Loans, including fees                                                  $3,882,060          $3,854,750
       Securities available for sale                                           1,295,779           1,426,809
       Federal funds sold and other                                                5,680              28,113
                                                                              ----------          ----------

         Total interest income                                                 5,183,519           5,309,672
                                                                              ----------          ----------

INTEREST EXPENSE
       Deposits                                                                1,296,746           2,030,245
       Borrowings                                                                179,236             169,422
                                                                              ----------          ----------

         Total interest expense                                                1,475,982           2,199,667
                                                                              ----------          ----------

NET INTEREST INCOME                                                            3,707,537           3,110,005
       Provision for loan losses                                                 100,000              25,000
                                                                              ----------          ----------

         Net interest income after provision for loan losses                   3,607,537           3,085,005
                                                                              ----------          ----------

OTHER INCOME
       Service charges on deposit accounts                                       550,032             519,800
       Other service charges and fees                                            265,306             224,952
       Net realized gains on sales of securities available for sale                    0              20,220
               Other income                                                      160,680              78,438
                                                                              ----------          ----------

         Total other income                                                      976,018             843,410
                                                                              ----------          ----------

OTHER EXPENSES
       Salaries and employee benefits                                          1,394,721           1,206,259
       Occupancy expense                                                         365,513             329,431
       Net realized losses on sales of securities available for sale                   0                   0
       Other expenses                                                          1,901,799             627,840
                                                                              ----------          ----------

         Total other expenses                                                  3,662,033           2,163,530
                                                                              ----------          ----------

Income before income taxes                                                       921,522           1,764,885
Income tax expense                                                               281,000             502,000
                                                                              ----------          ----------

NET INCOME                                                                    $  640,522          $1,262,885
                                                                              ==========          ==========

Net income per share of common stock                                          $      .84          $     1.64
                                                                              ==========          ==========

Average shares outstanding                                                       766,618             768,000
                                                                              ==========          ==========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                  (UNAUDITED)

                                                                                  YTD                 YTD
                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                                  2002               2001
                                                                              -----------          -----------
INTEREST INCOME
       Loans, including fees                                                  $10,977,122          $11,918,497
       Securities available for sale                                            3,979,567            4,194,057
       Federal funds sold and other                                                13,443              160,625
                                                                              -----------          -----------

         Total interest income                                                 14,970,132           16,273,179
                                                                              -----------          -----------

INTEREST EXPENSE
       Deposits                                                                 4,185,744            6,335,233
           Borrowings                                                             533,371              482,866
                                                                              -----------          -----------

         Total interest expense                                                 4,719,115            6,818,099
                                                                              -----------          -----------

NET INTEREST INCOME                                                            10,251,017            9,455,080
       Provision for loan losses                                                  300,000              675,000
                                                                              -----------          -----------

         Net interest income after provision for loan losses                    9,951,017            8,780,080
                                                                              -----------          -----------

OTHER INCOME
       Service charges on deposit accounts                                      1,547,167            1,265,968
       Other service charges and fees                                             722,773              615,482
       Net realized gains on sales of securities available for sale                36,855               58,815
       Other income                                                               467,255              200,950
                                                                              -----------          -----------

         Total other income                                                     2,774,050            2,141,215
                                                                              -----------          -----------

OTHER EXPENSES
       Salaries and employee benefits                                           3,986,125            3,587,485
       Occupancy expense                                                        1,032,178              993,726
       Net realized losses on sales of securities available for sale                    0                    0
            Other expenses                                                      3,351,599            1,801,120
                                                                              -----------          -----------

         Total other expenses                                                   8,369,902            6,382,331
                                                                              -----------          -----------

Income before income taxes                                                      4,355,165            4,538,964
Income tax expense                                                              1,165,500            1,378,500
                                                                              -----------          -----------

NET INCOME                                                                    $ 3,189,665          $ 3,160,464
                                                                              ===========          ===========

Net income per share of common stock                                          $      4.16          $      4.12
                                                                              ===========          ===========

Average shares outstanding                                                        767,275              768,000
                                                                              ===========          ===========

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  PINNACLE FINANCIAL CORPORATION & SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                  (UNAUDITED)

                                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                                   2002                2001
                                                                               ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                     $  3,189,665           $  3,160,464
                                                                               ------------           ------------
Adjustments to reconcile net income to net
       Cash provided by operating activities:
         Depreciation and amortization                                              496,100                496,100
         Provision for loan losses                                                  300,000                675,000
         Net losses on foreclosed assets                                          1,554,878                 30,643
         Net realized (gains) losses on securities available for sale               (36,855)               (58,815)
Net change in accrued interest and other assets                                  (1,723,658)            (7,729,659)
Net change in accrued expenses and other liabilities                               (822,043)               408,701
         Total adjustments                                                         (231,578)            (6,178,030)
                                                                               ------------           ------------

Net cash provided by operating activities                                         2,958,087             (3,017,566)
                                                                               ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                       (12,608,586)           (34,869,161)
Proceeds from sales of securities available for sale                              4,241,262              3,703,308
Proceeds from maturities, prepayments, and calls
     of securities available for sale                                            18,073,915             17,703,851
Net change in loans                                                             (32,901,179)              (338,545)
Purchases of premises and equipment                                                (468,581)              (180,294)
                                                                               ------------           ------------

Net cash used by investing activities                                           (23,663,169)           (13,980,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                                           22,403,978             18,094,505
Repurchase of common stock                                                         (114,098)                     0
Repayment of  borrowings                                                        (17,406,589)            (7,500,000)
Proceeds from borrowings                                                         22,500,000              7,639,886
Cash dividends paid                                                              (1,725,927)            (1,382,400)
                                                                               ------------           ------------

Net cash provided by financing activities                                        25,657,364             16,851,991
                                                                               ------------           ------------

Net change in cash and cash equivalents                                           4,952,282               (146,416)
Cash and cash equivalents at January 1                                            9,620,074             12,519,980
                                                                               ------------           ------------

Cash and cash equivalents at September 30                                      $ 14,572,356           $ 12,373,564


Interest paid                                                                  $  5,654,133           $  6,837,272
                                                                               ============           ============

Income taxes paid                                                              $  1,441,055           $  1,135,514
                                                                               ============           ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                  PINNACLE FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(1)      BASIS OF PRESENTATION
         ---------------------
         The consolidated financial statements include the accounts of Pinnacle Financial Corporation (the Company) and its wholly-owned commercial bank subsidiary, Pinnacle Bank. All significant intercompany accounts have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for fair statements of the consolidated financial position and the results of operations of the Company for the interim periods. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)      ACCOUNTING FOR IMPAIRED LOANS
         -----------------------------
         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Loans having carrying values of $2,060,000 as of September 30, 2002 have been recognized as impaired. The total allowance for loan losses related to these impaired loans is $550,000.

ITEM 2.           MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATION

BASIS OF PRESENTATION
---------------------

         Management's Discussion and Analysis of Pinnacle Financial Corporation (hereinafter "Pinnacle" or the "Company") provides information regarding Pinnacle's financial condition as of September 30, 2002 and its results of operations for the three and nine months ended September 30, 2002 in comparison to the same periods ended September 30, 2001. The financial condition and operating results of Pinnacle are primarily determined by its wholly-owned subsidiary bank, Pinnacle Bank (hereinafter the "Bank").

         For a comprehensive presentation of Pinnacle's financial condition and results of operations, the following analysis should be viewed along with other information contained in this report, including the financial statements and accompanying disclosures, and the Company's Form 10-KSB for the year ended December 31, 2001.


FORWARD-LOOKING STATEMENTS
--------------------------

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risk and uncertainties. Although Pinnacle believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Bank; government regulations and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank's credit customers, all of which are difficult to predict and which may be beyond the control of the Company. Pinnacle undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

RECENT EVENT
------------

                  On October 24, 2002, the Company filed a Schedule 13e-3 with the Securities and Exchange Commission, which effectively discloses a proposed merger between the Company and Pinnacle S-Corp, Inc., a corporation formed under the laws of the State of Georgia solely for the purpose of effecting the proposed reorganization of the Company as a Subschapter S corporation. By converting to a Subchapter S corporation, the Company will be able to, among other things, substantially eliminate its obligation to pay federal income taxes, which is expected to enhance its net earnings after the proposed conversion. Additionally, the reorganization of the Company, if approved by its shareholders, will result in the deregistration of the Company's common stock under the Securities Exchange Act.

         Generally, the reorganization plan of the Company provides that each shareholder of the Company will receive either one share of Pinnacle S-Corp common stock or $95.20 for each share of Company common stock held by him, her, or it at the time of consummation of the reorganization. In order to receive Pinnacle S-Corp stock, however, a shareholder must meet specific criteria, which is disclosed in the Company's Schedule 13e-3. Because the expected reorganization of the Company will, if approved, result in a substantial decrease in the number of shareholders of the Company, as well as the number of its outstanding shares, the marketability and liquidity of the Company's common stock may be unfavorably effected.

         At this time, all applications are pending and are subject to review and approval by the various regulatory authorities. Full details of the applications are available from the Company or the respective regulatory agencies.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The objective of liquidity management is to maintain cash flows adequate to meet immediate and ongoing future needs of credit demand, deposit withdrawal, maturing liabilities and corporate operating expenses. Pinnacle uses a combination of asset-based and liability-based monitoring and sources of funds to manage its liquidity. The asset-based liquidity monitoring is based on the expected liquidity provided by the assets, primarily loans and securities of the Bank. At September 30, 2002, 13.9% of the investment securities portfolio had maturity dates within the next year and an additional 32.0% matures within the next five years. In addition, a substantial portion of the mortgage-backed securities portfolio, which amounted to approximately $28 million at September 30, 2002, provides regular payments of principal and interest. Management regularly reviews information provided by an outside service estimating the expected investment portfolio cash flows in various interest rate environments. This information provides a better estimate of the liquidity to be generated from the investment portfolio than stated maturities since many instruments have call or prepayment options inherent in the securities. In addition, all investment securities are classified as available for sale and may be sold in the event of a liquidity shortfall.

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

         As a result of the volatility of asset-based liquidity, Pinnacle's management places a high degree of reliance on liability-based liquidity. These measures of liquidity are based on management's estimates of sources of liquidity that are readily available at a reasonable cost in the event of liquidity shortfalls or unpredicted events. The primary sources of liability-based liquidity are documented credit lines and the ability to attract additional deposits. The Bank has short term borrowing relationships with two correspondent banks that could provide up to $18.4 million on short notice. One of these relationships requires that the borrowings be repaid at least once every seven days while the second line, for $12 million, has no defined repayment period. Additionally, the Bank has established membership in the Federal Home Loan Bank of Atlanta (hereinafter the "FHLB") and has granted a blanket floating lien on its mortgage portfolio that collateralizes borrowings of up to 15% of assets (approximately $49 million), subject to adequate collateral availability. Management believes these and other liability-based sources are sufficient to fund reasonably expected growth of the bank for the next several years. Management intends to continue to closely monitor and maintain appropriate levels of interest-bearing assets and liabilities in future periods so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan requests while net interest margins are maximized.

         Management continues to give priority to the importance of maintaining high levels of assets with interest rate sensitivity. Cash and cash equivalents increased during the first nine months of 2002 from December 31, 2001 levels by $5.0 million while securities available for sale decreased by $8.5 million during the same time period. The average balance in these investment securities increased by $1.0 million in the current year compared to the nine months ended September 30, 2001. The average balance of Federal Funds sold during the first nine months of 2002 and 2001 was $983,000 and $4.4 million, respectively. The changes in average securities and average federal funds sold are related as much of the federal funds sold accumulated during the first half of 2001 was invested during the second half of the year. Subsequent to December 31, 2001, cash flow from the investment portfolio has been used to fund growth in the loan portfolio. The Bank purchased a branch in Lexington, Georgia in June 2002 that resulted in approximately $10 million of liquidity that was used primarily to repay short term borrowings. Details of the components of the purchase are provided below. It remains management's intention to minimize the level of federal funds sold while prudently investing excess funds as the opportunity to do so arises.

         Total interest-earning assets increased by $23.8 million or 8.5% for the current period when compared with December 31, 2001. Average net loans increased $26.1 million (16.0%) to $191.0 million in the nine months ended September 30, 2002 from the same 2001 period. The increase reflects growth in loan demand during 2002 as well as the purchase of approximately $4.4 million of loans associated with a branch acquisition in June 2002.

         The allowance for loan losses is established by management at a level estimated to be adequate to absorb losses inherent in the loan portfolio. The allowance increased to $2.1 million at September 30, 2002 from $2.0 million at December 31, 2001. The Bank experienced loan charge-offs of $487,000 in the nine months ended September 30, 2002 compared to $1,521,000 in the same period of 2001. Net recoveries amounted to $20,000 in 2002 compared to net charge offs of $1,035,000 for the nine months ended September 30, 2001. The significant decrease in charge-offs primarily reflects activity related to two large commercial borrowers in 2001. The bank recorded charge-offs of $1.2 million related to these borrowers in the second quarter of 2001. In 2002, the Bank recorded a recovery of approximately $375,000 related to one of these charge-offs. The allowance for loan losses represents 1.1% of total loans outstanding at September 30, 2002.

         Determination of the appropriate level of the allowance for loan losses is a subjective issue that requires judgement on the part of management and the Board of Directors. The December 31, 2001 10-KSB includes a detailed analysis of considerations, including the level of delinquent and rated assets, historical loss experience, concentrations, general economic conditions, and loan growth. No substantive changes or unusual items occurred during the first nine months of 2002 to result in changes in assumptions or the methodology used by management to determine the adequacy of the allowance.

         The balance of Other Real Estate Owned (included in other assets) has decreased by $2.0 million to $775,000 from December 31, 2001 to September 30, 2002 as the Bank foreclosed on two properties and disposed of three properties in the period. More importantly, the Bank performed a reevaluation of the largest foreclosed asset during the third quarter of 2002. Based on that review, a reduction of $1,540,000 has been recorded against its carrying value. This charge has been included in "other expenses" in the consolidated financial statements. The accrual of interest has been discontinued on loans totaling $1.3 million as of September 30, 2002, representing 0.6% of loans, compared to $931,000 at December 31, 2001. Unrecorded income on nonaccrual loans for the nine months ended September 30, 2002 was approximately $54,000.

         Other assets increased approximately $100,000 from December 31,2001 to September 30, 2002 despite the write-down of Other Real Estate Owned indicated above. The increase results from the recording of an identified intangible asset of approximately $1.6 million as a result of assuming deposits formerly owned by another commercial bank. This core deposit intangible is being amortized to expense on a straight line basis over seven years.

         Pinnacle continues to maintain a concentration of core deposits from an established customer base which provides a stable funding source. Deposits increased $22.4 million (9.3%) to $262.2 million at September 30, 2002 from $239.8 million at December 31, 2001. Much of the growth resulted from the branch purchase in June 2002 as deposits at that branch amounted to $16.6 million at September 30, 2002. The rest of the growth resulted from normal growth in the Bank's market areas. Management is not aware of any changes in pricing or product offerings that caused the remainder of the growth but believes a portion of the increase continues to be attributed to consumers seeking the safety of insured deposits. Non-interest bearing deposits increased $8.8 million to $54.3 million from December 31, 2001 while interest-bearing deposits increased $13.5 million for the nine months ended September 30, 2002.

         As indicated above, Bank management actively monitors its liquidity position and has obtained several sources of both secured and unsecured borrowed funds. These sources of liability-based liquidity have allowed the bank to invest a higher percentage of its funds in loans and investment securities that earn a higher yield than overnight investments. The Bank continues to use federal funds borrowed, FHLB advances, and commercial sweep accounts to meet short term liquidity needs. Pinnacle averaged borrowings of $20.2 million during the first nine months of 2002. The Bank anticipates continued use of these sources of funds and other reasonably priced sources of borrowings to enhance its earnings while continuing to monitor the maturities and interest rate risk of interest-bearing assets and liabilities.

         Shareholders' equity increased $2.5 million to $48.7 million at September 30, 2002 from $46.2 million at December 31, 2001. The Company repurchased a small number of its outstanding shares during the period, resulting in a reduction in equity of $114,000. Net earnings retained during the nine months amounted to $1.5 million while equity increased $1.2 million as a result of an increase in net unrealized gains on securities available for sale. Dividends declared and paid increased from $1.80 per share in 2001 to $2.25 per share in 2002 .

         Pinnacle continues to maintain adequate capital ratios (see "Risk Based Capital Ratios" below). Pinnacle maintained a level of capital, as measured by its average equity to average assets ratio, of 14.7% during the first nine months of 2002, compared to 15.0% for the year which ended December 31, 2001.

         Except as indicated in the Recent Event section above, management is not aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on Pinnacle's liquidity, capital resources, or results of operation. Pinnacle is not aware of any current recommendations by the regulatory authorities which, if implemented, would have such an effect. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention do not represent trends or uncertainties which management reasonably expects will materially impact future operational trends.


RESULTS OF OPERATIONS (for the three month period ended September 30, 2002)
---------------------

         Pinnacle's operating results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, the difference between the interest income received from investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense paid on deposits and borrowings.

         Interest income on interest bearing assets decreased by $127,000 from the same quarter in 2001 as a decrease in average tax equivalent yield from 8.1% to 7.1% offset an increase in average earning assets of approximately $29.5 million. The aggressive lowering of short term interest rates by the Federal Reserve in 2001 resulted in a significant portion of the loan portfolio repricing downward while new lending and purchases of investment securities were made at lower rates than in previous years. The decline in interest expense of $724,000 mirrors the decline in interest income and includes the impact of declines in short term interest rates. The average cost of funds for the third quarters of 2002 and 2001 were 2.1% and 3.5%, respectively. The Bank's cost of funds have declined as the decreases in short term interest rates impact our sources of funds, particularly the repricing of maturing certificates of deposit. Management believes its costs may decrease slightly in the future but the current environment makes increases in asset yields unlikely in the near future. Net interest income for the quarter ended September 30, 2002 increased $598,000, or 19.2%, as compared to the same period for the previous year. Much of the increase reflects the increase in interest earning assets and the impact of repricing of interest-bearing deposits. Management continues to attempt to match rate sensitive assets with rate sensitive liabilities in such a way that net interest margins remain relatively stable from the same period in the prior year.

         The provision for loan losses is the charge to operating expenses that management believes is necessary to maintain the allowance for loan losses. The provision reflects management's estimate of potential loan losses and the creation of an allowance for loan losses adequate to absorb losses inherent in the portfolio. Pinnacle provided $100,000 and $25,000 for loan losses in the quarters ended September 30, 2002 and 2001, respectively. The increase in the provision reflects the growth in the loan portfolio in 2002. Management continues to review the provision based on its evaluation of the adequacy of the allowance for loan losses.

         Other income increased by $133,000 during the three months ended September 30, 2002 as compared to the same period in 2001. This increase primarily results from increases in two areas. First, the relatively low level of mortgage rates resulted in increased mortgage loan orginations. The Bank sells these loans and records the origination fees as income. The increased volume resulted in an increase in fee income of approximately $32,000. Second, the purchase of Bank Owned Life Insurance in late 2001 resulted in an increase in other income of $68,000 in the third quarter of 2002 as compared to 2001.

         Other expenses during the three months ended September 30, 2002 increased $1.5 million from the same period in the previous year. Approximately $1.25 million of the increase relates to the foreclosed asset related write-downs recorded in the third quarter of 2002. The increase of $189,000 in salaries and benefits is the result of increased incentives paid to employees, an increase in the number of employees, and normal salary adjustments. The remainder of the increase was caused by normal increases in expenses as well as new expenses related to the branch purchased in June 2002.

         Pinnacle's income tax expense decreased $221,000 for the quarter compared to the same period in the previous year due to lower taxable income partially offset by a slight increase in the effective income tax rate from 28.5% in 2001 to 30.5% in 2002. The increase in the effective rate resulted in a slight adjustment to the effective tax rate as a result of updating current year activity. The significance of the adjustment on the effective rate is impacted by the large decrease in taxable income during the period.

         Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Net income during the three months ended September 30, 2002 was $641,000 and represents annualized returns of 5.4% on average shareholders' equity and 0.8% on average assets. Comparable amounts during the same period of 2001 were $1.3 million, 11.3%, and 1.7%, respectively.


RESULTS OF OPERATIONS  (for the nine month period ended September 30, 2002)
---------------------

         Interest income on interest bearing assets for the nine months ended September 30, 2002 decreased by $1.3 million from the same period in 2001. This reduction results from a decrease in average tax equivalent yield from 8.4% in 2001 to 7.1% in 2002, offsetting an increase in average earning assets of approximately $23.7 million. The causes of the reduction in yield are the same as those noted previously in the results of operations for the three months ended September 30, 2002. Interest expense decreased by $2.1 million from the same period of 2001. The average cost of funds for the nine months ended September 30, 2002 and 2001 were 2.3% and 3.7%, respectively, representing the same changes and trends discussed in the results of operations for the three months ended September 30, 2002. Net interest income in the nine months ended September 30, 2002 increased by $796,000, or 8.4%, as compared to the same period for the previous year.

         Pinnacle provided $300,000 for losses in the period ended September 30, 2002 and $675,000 in the period ended September 30, 2001. The decrease is the result of the large charge-offs in 2001 discussed earlier in this Form 10-QSB.

         Other income during the nine months ended September 30, 2002 increased by $633,000 from the same period in 2001. During the first nine months of 2002 (as compared with the same period in 2001), deposit service charges increased by $281,000 as a result of increased fees on commercial checking accounts and increased NSF fees. Additionally, mortgage origination fees and income on Bank Owned Life Insurance increased by $60,000 and $188,000, respectively, for the same reasons as indicated above. The Company also experienced increased income from investment advisory services and commissions from the sale of insurance coverage.

         Other expenses during the nine months ended September 30, 2002 increased $2.0 million to $8.4 million from $6.4 million for the same period in the previous year. The increase reflects the $1.5 million increase in writedowns on foreclosed properties mentioned above. In addition, the increase reflects increased compensation as a result of increased employee incentives, more employees, and normal increases in salary. No other changes are considered individually significant.

         Pinnacle's income tax expense decreased $213,000 for the nine months ended September 30, 2002 compared to the same period in the previous year due to a decline in the effective income tax rate from 30.4% in 2001 to 26.8% in 2002. The decreased effective rate is the result of tax-exempt income being a more significant percentage of taxable income and a decreased state income tax rate as a result of a limited partnership investment that substantially reduced State of Georgia taxes.

         Net income during the nine months ended September 30, 2002 was $3.2 million and represents annualized returns of 9.0% on average shareholders' equity and 1.32% on average assets. Comparable amounts during the same period of 2001 were $3.2 million, 9.7% and 1.44%, respectively.

         The following tables present Pinnacle's Regulatory capital position at September 30, 2002


                        (Rounded to the nearest thousand)


Total Risk Adjusted Assets                              $245,692

Risk Based Capital Ratios:

TIER 1 CAPITAL
     Common stock                                       $  7,667           3.12%
     Surplus                                               7,179           2.92%
     Retained earnings                                    31,333          12.75%
     Less, Intangible assets                               1,579           0.64%
                                                        --------       --------
     Total Tier 1 capital                                 44,600          18.15%
     Tier 1 minimum requirement                            9,828           4.00%
                                                        --------       --------
     Excess (shortfall)                                 $ 34,772          14.15%
                                                        ========       ========

TIER 2 CAPITAL
     Tier 1 from above                                  $ 44,600          18.15%
     Allowance for loan losses, limited to 1.25%
        of risk weighted assets                            2,354           0.96%
                                                        --------       --------
     Total Tier 2 capital                                 46,954          19.11%
     Tier 2 minimum requirement                           19,656           8.00%
                                                        --------       --------
     Excess (shortfall)                                 $ 27,298          11.11%
                                                        ========       ========

LEVERAGE RATIO
     Tier 1 capital                                     $ 44,600          13.49%
     Minimum requirement                                  13,226           4.00%
                                                        --------       --------
     Excess (shortfall)                                 $ 31,374           9.49%
                                                        ========       ========

Average total assets, net of intangibles                $330,650
                                                        ========

ITEM 3.     CONTROLS AND PROCEDURES.


         Our managment, including the chief executive and chief financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PINNACLE FINANCIAL CORPORATION

                                     PART II



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibit 99. Certification Pursuant to 18 U.S.C. Section 1350.


         B. Pinnacle has filed no reports on From 8-K during the quarter.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PINNACLE FINANCIAL CORPORATION


Date: NOVEMBER 8, 2002           By: /S/ L. JACKSON MCCONNELL
      ----------------               -----------------------------------------
                                         L. Jackson McConnell
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

Date: NOVEMBER 8, 2002           By: /S/ H. THOMAS WARREN III
      ----------------               ------------------------------------------
                                             H. Thomas Warren III
                                          Chief Financial Officer

                         302 CERTIFICATION FOR FORM 10-QSB
                         ---------------------------------

I, L. Jackson McConnell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pinnacle Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing such equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 8, 2002


         /s/ L. Jackson  McConnell
         ---------------------
         L. Jackson McConnell
         Chairman and Chief Executive Officer

                         302 CERTIFICATION FOR FORM 10-QSB
                         ---------------------------------

I, H. Thomas Warren III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pinnacle Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls based on our evaluation as of the Evaluation Date;

5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing such equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 8, 2002

          /s/ H. Thomas Warren III
         -------------------------
         H. Thomas Warren III
         Chief Financial Officer